Form 10-K
period 2021-12-31
Growth for Good Acquisition Corp
filed 2022-03-21
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41149

The Growth for Good Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	66-0987010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12 E 49th Street, 11th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(646) 450-1265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, one right, and one-half of one redeemable warrant	GFGDU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	GFGD	The Nasdaq Stock Market LLC
Rights to acquire one-sixteenth of one Class A ordinary share	GFGDR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GFGDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of June 30, 2021, the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on The Nasdaq Global Market (“Nasdaq”) on December 10, 2021 and the registrant’s shares of Class A Ordinary Shares, rights and warrants began trading on Nasdaq on January 31, 2022.

As of March 11, 2022, there were 7,134,390 Units, each consisting of one Class A Ordinary Share, $0.0001 par value per share, one right and one-half of one redeemable warrant, 18,165,610 Class A Ordinary Shares, 18,165,610 rights, each right entitling the holder thereof to receive one-sixteenth (1/16) of one Class A Ordinary Share upon the consummation of our initial Business Combination, 9,082,799 redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, and 6,325,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”), references to:

•	“Class A Ordinary Shares” are to the Class A ordinary shares, par value $0.0001 per share, of the Company;

•	“Class B Ordinary Shares” are to the Class B ordinary shares, par value $0.0001 per share, of the Company;

•	“Business Combination” are to the Company’s prospective merger with an alternative business;

•	“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes , if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The Completion Window ends June 14, 2023 (or September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of $2,530,000, into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association;

•	“Founder Shares” are to the Class B Ordinary Shares initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A Ordinary Shares will not be “public shares”);

•	“Initial Public Offering” are to the Company’s initial public offering of Units;

•	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

•	“Private Placement Units” are to the units issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any, which private placement units are identical to the units sold in our Initial Public Offering, subject to certain limited exceptions, including that the Private Placement Units do not contain rights, among other exceptions, as described herein;

•	“public shares” are to the Class A Ordinary Shares sold as part of the units in our Initial Public Offering (whether purchased in our Initial Public Offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“Sponsor” are to G4G Sponsor LLC, a Delaware limited liability company;

•	“Trust Account” are to the trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, in which proceeds from the Initial Public Offering and sale of Private Placement Units are held;

•	“Units” are to the units sold in the Initial Public Offering, consisting of Class A Ordinary Shares, rights to purchase one-sixteenth (1/16) of one Class A Ordinary Share upon an initial Business Combination and warrants to purchase one-half of one Class A Ordinary Share; and

•	“we,” “us,” “our,” “the Company” or “our company” are to The Growth for Good Acquisition Corporation, a Cayman Islands exempted company, or where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, any statements relating to:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial Business Combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties; or
•	our future financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual results will not materially differ from expectations. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

General

The Growth for Good Acquisition Corporation is a differentiated blank check company focused on sponsoring the public listing of an inclusive and environmentally sustainable company with strong business fundamentals and high growth potential. We are incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities, which we refer to throughout this Report as our initial Business Combination. The Growth for Good Acquisition Corporation’s Units are listed on Nasdaq with the ticker “GFGDU.”

The growth potential for companies whose businesses have a positive impact on the environment and society is strongly supported by macroeconomic, environmental and social trends. For example, population and urbanization trends alone demonstrate the enormous demand that will drive growth for innovators in the food and agriculture sector. Within thirty years, the United Nations projects the human population will grow to approximately 10 billion, with two-thirds of all people living in cities. To feed this population, the United Nations projects we will need to produce 70% more food by 2050 than we are producing today. Given that today’s global food system already utilizes about 70% of the world’s freshwater according to the World Bank and 50% of habitable land according to World in Data, conventional methods are insufficient. That is why our intended target company is not simply one that integrates environmental, social and governance factors into “business as usual” models. We intend to seek companies that have successfully disrupted industries by finding smarter ways to work and creating step-change improvements—whether by retaining the value of inputs and materials longer through reuse and waste reduction in company operations, by diversifying workforces or creating opportunity in previously underserved parts of the world, or by developing new technologies and areas for technological application in order to de-carbonize the global economy.

A significant, although not sole, focus for us are “climate tech companies.” In order to achieve regional net zero emissions by 2050, as European Union and U.S. policy has proposed, the most recent IEA report estimates that annual clean energy investment needs to more than triple by 2030 to over $4 trillion. Over the next three decades, that represents well over $100 trillion total in clean energy investment. Additionally, the IREA estimates that energy transition investment must increase approximately 30% over planned investment to a total of $131 trillion between 2021 and 2050 to limit global temperature rise to 1.5° Celsius and bring CO2 emissions to net zero. We intend to target companies that are well-positioned to absorb the coming capital in order to scale-up and win during the transitions that are taking place not just in energy, but in multiple sectors that play crucial roles in the net zero transition. Sectors of interest include food and agriculture, energy, the built environment, transportation, consumer goods and heavy industry, among others.

We believe the time is right to target inclusive and sustainable companies because in recent years, many have developed to the point of readiness to scale with the support of public markets. According to a 2020 PricewaterhouseCoopers report on the state of venture capital investing in “climate tech” companies, the rate of venture capital flowing to climate tech companies has grown at five times the rate of overall venture investment in the past decade. This, coupled with increases in incubation and accelerator support, incentives from government programs and policies, and global commitments like the Paris Climate Accord has improved the enabling environment for climate tech companies, as evidenced by rapidly rising consumer uptake and their increasing achievement of economies of scale.

These favorable tailwinds for future growth are further accelerated by investor appetite for sustainable assets that far exceeds supply. Investors—both individual and institutional—are looking for quality investments that are socially responsible and promote sustainability for simple reasons of risk-adjusted return. A 2020 CFA Institute study on sustainable revealed 47% of institutional and 29% of retail investors want more sustainable investments opportunities. The study investing found that many investors—both individual and institutional—are looking for quality investments that are socially responsible and promote sustainability because they expect these assets to deliver higher risk-adjusted returns. The study confirmed that investor demand for sustainably managed assets is large and growing. The study spanned views of more than 7,000 institutional and retail investors and industry participants across 31 global markets, finding that only 19% of institutional investors and 10% of retail investors currently invest in products that incorporate ESG factors, but that 76% of institutional investors and 69% of retail investors have interest in doing so. Furthermore, through its 2019 survey of 800 U.S.-based individual investors, Morgan Stanley found that two-thirds of respondents wanted more sustainable investment opportunities but cited the lack of available financial products as a barrier and public equity as the only asset class having quality sustainable investing strategies. Additionally, at COP26 in Glasgow, Scotland, more than 450 firms managing $130 trillion, approximately 40% of the world’s financial assets, pledged to reach net-zero carbon emissions by midcentury, and to set interim goals for 2030.

In summary, we are at an inflection point where irreversible global trends are driving significant market change and attractive and scalable companies are emerging across multiple sectors, while there is unmet demand for sustainable investments. Our distinctive team recognizes this moment and is poised to identify and combine with an inclusive and sustainable business to create value for our shareholders.

Initial Public Offering

On December 14, 2021, we consummated our Initial Public Offering of 25,300,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 3,300,000 Units at the Initial Public Offering price to cover over-allotments. Each Unit consists of one Class A Ordinary Share of the Company, one right of the company (“right”), and one-half of one redeemable warrant of the Company (“warrant”), with each right entitling the holder thereof to receive one-sixteenth (1/16) of one Class A Ordinary Share upon the consummation of our initial Business Combination and each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 800,000 Private Placement Units to our Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $8,000,000.

A total of $253,000,000 from the Initial Public Offering (including the over-allotment units) and sale of the Private Placement Units were deposited in the Trust Account.

The 6,325,000 Class B Ordinary Shares held by the Sponsor (prior to the exercise of the over-allotment option) included 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor of the Company would collectively own 20.0% of the issued and outstanding Ordinary Shares of the Company after the Initial Public Offering. Since the underwriters exercised the over-allotment option in full, the shares are no longer subject to forfeiture. As a result, there are currently 6,325,000 Class B Ordinary Shares issued and outstanding.

Initial Business Combination—Our Acquisition Criteria

Since our Initial Public Offering, we have focused on identifying an attractive, inclusive and sustainable Business Combination target. Our management team is led by Ms. Yana Watson Kakar, our Chief Executive Officer, while Mr. Vikram Gandhi serves as Chairperson of our Board of Directors and Dr. Celeste Clark serves as Chairperson of our Advisory Board. Under their stewardship, the Growth for Good Acquisition Corporation brings a distinctive management team, board of directors and advisory board that are well-qualified to identify a Business Combination target, help to take it public, and then continue to help drive scale and financial performance. We must complete our initial Business Combination within the Completion Window. If our initial Business Combination is not consummated within the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account (less up to $100,000 of interest to pay dissolution expenses).

We will search for an appropriate Business Combination target up until the end of the Completion Window. Our business strategy is to identify and complete a Business Combination that generates attractive returns and long-term value for our shareholders. We will seek opportunities with an inclusion and/or sustainability orientation, where we have a competitive advantage and offer clear value to the target after completion of the Business Combination. We believe the knowledge and network of our combined management team, board and advisors will allow us to effectively and efficiently identify, evaluate and execute a Business Combination with a potential target.

While we may pursue a Business Combination with any business in any sector or industry, we intend to search for a target business amongst companies that have taken the challenges of inclusion and sustainability and turned them into competitive advantages.

Our Management Team, Board of Directors & Advisors

Management Team

Ms. Yana Watson Kakar is our Chief Executive Officer, Mr. Vikram Gandhi is our Chairperson of the Board of Directors and Dr. Celeste Clark is our Chairperson of the Advisory Board. Under their stewardship, the Growth for Good Acquisition Corporation brings a distinctive management team, board of directors and advisory board that are well-qualified to identify an attractive, inclusive and sustainable target company, help to take it public, and then continue to help drive scale and financial performance. Collectively our management team, board of directors and advisory board offer significant value to a target company, highlights of which include:

●	A proven track record in Special Purpose Acquisition Companies (each a “SPAC”) having both raised public funds and successfully “deSPACed” multiple companies over the past few years;

●	Experience leading the process of taking a private company public via Initial Public Offering;

●	Operational experience on executive teams of significant private and public companies, successfully expanding into new markets and forging new strategic partnerships to support scale;

●	Buy and sell side experience leading the execution of mergers and transactions; and

●	Unparalleled global network of trusted relationships with companies and investors in the sustainability sector.

Ms. Yana Watson Kakar, Chief Executive Officer and Member of the Board of Directors

Ms. Watson Kakar is our Chief Executive Officer and a member of our Board of Directors. Ms. Watson Kakar is the Global Managing Partner Emeritus of Dalberg Advisors, a multinational advisory firm that specializes in social impact and environmental sustainability. Ms. Watson Kakar is a seasoned operator with a track record of success both as a chief executive and as a counsellor to other chief executive officers, heads of state and the public service, institutional investors, civil society leaders and philanthropists. In 2020, she concluded two terms as the Global Managing Partner, having led the firm to triple global revenues and to grow to nearly 30 offices worldwide over the course of her tenure.

Ms. Watson Kakar has dedicated her career to driving economic and financial returns through the application of socially inclusive and sustainable business and investment strategies. She is a trusted partner to leaders of major multinationals, long-term institutional investors, and heads of state and government alike. Ms. Watson Kakar is a recognized expert in ESG, sustainable investing and socially responsible business. Her perspectives have been published widely, including in the Financial Times, Bloomberg, The Huffington Post, DevEx, The Guardian, The Economist and Forbes.

Ms. Watson Kakar serves on the board of directors of Oxfam America and the African Enterprise Challenge Fund, and she is a member of the Young Presidents Organization. Ms. Watson Kakar holds a Master of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Arts from McGill University.

Mr. Vikram Gandhi, Chairperson of the Board of Directors and Member of the Board of Directors

Mr. Gandhi serves as a member and Chairperson of our Board of Directors. He is a Senior Lecturer of Business Administration at the Harvard Business School, teaching Sustainable Investing, a new course he developed, among others. Prior to Harvard Business School, Mr. Gandhi spent 23 years in investment banking at Credit Suisse and Morgan Stanley. He was Vice Chairman of Investment Banking and Global Head of the Financial Institutions Business for Credit Suisse, in New York and Hong Kong. He was a member of Credit Suisse’s Global Investment Banking Management Committee and the Fixed Income Operating Committee. Prior to his tenure at Credit Suisse, Mr. Gandhi worked at Morgan Stanley, where he was Co-Head of Global FIG in New York; his prior work at Morgan Stanley included heading the Firm’s institutional strategy area, its Global E-commerce Committee, and as Country Head and President of Morgan Stanley India. During his career in investment banking, Mr. Gandhi has focused on advising boards of directors and chief executive officers around the globe on strategic direction and the implementation of major mergers, acquisitions, initial public offerings and other capital raising initiatives, and corporate restructurings and buyouts.

Mr. Gandhi is also the founder of Asha Impact and is a senior advisor to The Canada Pension Plan Investment Board. Asha Impact is an impact-oriented venture capital firm that invests equity capital with a target of market-rate returns in social enterprises. In addition, Asha works with its investee companies in providing strategic and management direction, access to its network, and guidance on impact measurement and management. Its affiliated organization, Asha Trust, engages with government, business and civil society on key policy issues.

Mr. Gandhi has been a member of the Young Presidents Organization since 1997 and has been a part of the New York, Hong Kong and Mumbai chapters. He is a member of the board of directors of the Grameen Foundation, and a member of the board of directors of Jana Small Finance Bank and KEC International. Mr. Gandhi is a founding member of Harvard University’s South Asia Initiative, and a founder of Ashoka University, the first liberal arts college established in India. He is also a member of The Global Leaders Circle at Harvard Business School. Mr. Gandhi holds a Master of Business Administration from the Harvard Business School (where he was designated a Baker Scholar); a Bachelor of Commerce from the University of Mumbai; and is also a qualified Chartered Accountant.

Dr. Celeste Clark, Chairperson of the Advisory Board

Dr. Celeste Clark serves as Chairperson of our Advisory Board. She is the retired Senior Vice President of Global Public Policy and External Relations and Chief Sustainability Officer of Kellogg Company (“K”), a food manufacturing company. Currently, Dr. Clark also serves as a director on the board of directors of the Wells Fargo Company (NYSE: WFC), Hain Celestial (NASDAQ: HAIN), Prestige Foods and Kate Farms, Inc. During the past five years, Dr. Clark has served on the boards of several public and privately held companies, including:

●	Mead Johnson Nutrition Company (NYSE: MJN), a pediatric nutrition company, beginning in 2011 until being acquired by Reckitt Benckiser plc in 2017;
●	Diamond Foods, Inc. (NASDAQ: DMND), a leading branded snacks supplier, beginning in 2014 until being acquired by Snyder’s-Lance, Inc. in 2016;
●	AdvancePierre Foods Holdings, Inc. (NYSE: APFH), a producer and distributor of ready-to-eat sandwiches, beginning in 2016 until being acquired by Tyson Foods, Inc. in 2017; and
●	Omega Protein Corporation (NYSE: OME), a manufacturer of fish meal and fish oils, until being acquired by Cooke Inc. in 2017.

Dr. Clark has served as a principal of Abraham Clark Consulting, LLC, a health and regulatory policy consulting firm, since November 2011 and consults on health policy, regulatory affairs and leadership development. Dr. Clark joined Kellogg in 1977 and held other senior management positions, including Vice President of Corporate and Scientific Affairs and Senior Vice President of Global Nutrition and Corporate Affairs. She also served as President of the Kellogg Corporate Citizenship Fund, Kellogg’s philanthropic entity, and was responsible for Kellogg’s corporate social responsibility initiatives, which focused on community engagement, economic development, arts and education, and health and wellness.

Dr. Clark is an adjunct professor at Michigan State University in the Department of Food Science and Human Nutrition. She earned her Bachelor of Science degree from Southern University, Master of Science from Iowa State University, and Ph.D. from Michigan State University.

Ms. Dana Barsky, President and Member of the Board of Directors

Ms. Barsky serves as a member of our Board of Directors and as our President. Ms. Barsky formerly served as Global Head of Sustainable Finance at Credit Suisse, where she worked with sustainable companies to finance their growth as well as with multinationals looking to transition to a lower carbon-intensive model. In this role, she also created the Credit Suisse sustainable activities framework that shaped the firm’s view on sustainability, and focused on bespoke capital market transactions, such as blue bonds and wildlife conservation. Previously, she served as Chief Operating Officer and Head of Sustainable Products and Partnerships for Credit Suisse’s Sustainability Strategy, Advisory and Finance Department, overseeing the group’s initiatives and developing sustainable investment products as well as promoting and financing projects that sought to close the funding gaps in the UN’s Sustainable Development Goals. She also worked with leading asset managers to bring third-party sustainable and impact funds to Credit Suisse’s private banking clients. Earlier in her career, Ms. Barsky assisted the founding partners of Sagent Advisors launch an M&A boutique, and also served as a Managing Director at Golden Seeds, an investment firm focused on opportunities for early-stage women-led businesses. Ms. Barsky graduated from The George Washington University and received her MBA with Distinction from Harvard Business School.

Mr. David Birnbaum, Co-president and Chief Commercial Officer

Mr. Birnbaum serves as our Co-president and Chief Commercial Officer. Mr. Birnbaum is a seasoned venture capital investor, operator and co-founder and Managing Partner of Five Four Ventures, a technology and consumer focused venture capital and incubation fund. Mr. Birnbaum is and has been a member of the board of directors for several disruptive consumer companies and was an independent board member designee for Goldman Sachs Investment Partners. Previously, Mr. Birnbaum was the President of Broadway Video Ventures, the corporate strategy, investment and acquisition arm of Lorne Michael’s (Executive Producer of Saturday Night Live, 30 Rock, and the Tonight Show) media and distribution company. Prior to Broadway Video, Mr. Birnbaum was a technology investor at Patricof & Co. Ventures and Apax Partners. He also co-founded, led, and sold Takkle, a startup focused on high school sports recruiting, to Alloy Media & Marketing. Mr. Birnbaum started his career at Furman Selz where he helped build the firm’s Telecommunications Group. Mr. Birnbaum holds a Bachelor of Arts degree from Columbia University and a Master of Business Administration from The Wharton School at the University of Pennsylvania where he was a Weiss Tech House fellow.

Mr. Rahul Kakar, Chief Financial Officer and Chief Operations Officer

Mr. Kakar serves as our Chief Financial Officer and Chief Operations Officer. Mr. Kakar is a successful investor and operator in public and private markets for over 25 years and was an early investor in SPACs beginning in 2005. He is a member of the Executive Team and Principal at Advanced Portfolio Management, an institutional asset manager. Previously, Mr. Kakar was Managing Director and a Founding Member of the equities and equity linked proprietary team at SwissRe. At SwissRe, he was responsible for managing a group overseeing billions of dollars of assets in various strategies all with a high degree of derivative content. Mr. Kakar started his career at Lehman Brothers where he worked for multiple years on both the Fixed Income and Equity Capital businesses. Mr. Kakar has also founded and co-led HanKar Capital, a New York-based relative value hedge fund, and was the owner, operator and Executive Chairman of East Lifestyle, a British women’s wear fashion retailer. He also served as a senior adviser to Foradian, a Bangalore based private Edtech company. Mr. Kakar holds a Bachelor of Arts in Economics from the University of Chicago.

Independent Board Members

Our independent board members are leading entrepreneurs, operators and investors who have scaled world class companies and organizations in our area of focus.

Ms. Isabelle Freidheim, Member of the Board of Directors

Isabelle Freidheim serves as a member of our Board of Directors. Since August 2021, she has served as Chief Executive Officer of Athena Technology Acquisition Corporation II and has also served as the company’s Chairman of its Board of Directors. Additionally, Ms. Freidheim is a founder of Athena Consumer Acquisition Corp. and since June 2021 has served as the company’s Chariman of its Board of Directors. Additionally, from 2018 to 2021, Ms. Freidheim has been co-founder and managing partner of Castle VC (formerly Starwood VC), a firm making investments in technology businesses, where she has led investments in both early-stage and late-stage, pre- initial public offering companies and is engaged in deal sourcing, due diligence and assisting portfolio companies. In March 2021, Ms. Freidheim launched Athena Technology Acquisition Corporation, an all-woman-led $250 million blank check company, serving as Chair of the Board of Directors. In July 2021, Athena announced a merger transaction with Heliogen.

Ms. Freidheim is also the co-founder of Magnifi, an investment platform powered by a financial industry natural language search engine, which was acquired by the Tifin Group in December 2020. She acted as its Chief Executive Officer from 2018 to 2019 and led the company’s early growth and multiple rounds of financing. From 2015 to 2016, Ms. Freidheim was a venture partner with MissionOG, a venture capital firm, where she invested in high-growth technology companies. From 2012 to 2015, she was a cofounder and partner of The London Fund, an investment firm that specializes in early-stage venture capital and growth capital investments. From 2006 to 2007, Ms. Freidheim worked in the private equity department of Invesco, an independent investment management company. Prior to that, she worked in the investment banking department of Lehman Brothers from 2004 to 2005.

Ms. Freidheim received her Bachelor of Arts in Economics from Columbia University and received her Master of Business Administration from Columbia Business School.

Mr. Alex Roetter, Member of the Board of Directors

Mr. Roetter serves as a member of our Board of Directors. Mr. Roetter is a Managing Director at Moxxie Ventures, an early-stage venture capital firm. He previously served as the President of Kitty Hawk, an eVTOL aircraft manufacturer. Prior to Kitty Hawk, Mr. Roetter was at Twitter for six years, where he was the Senior Vice President of Engineering. As a member of Twitter’s Executive Team, he helped take the company public via initial public offering, grow monthly active users to over 300 million, and revenue to greater than $2 billion annually.

Mr. Roetter has been an active angel investor for 10 years and has invested in and/or advised over 50 companies including Mainstreet, Coinbase, Sauce Labs, Nuro and Stedi. He started his career at Google in 2002 as a software engineer and holds Bachelor of Science and Master of Science degrees in Computer Science from Stanford University.

Advisory Board Members

Mr. Christopher Bradley

Mr. Bradley serves as a member of our Advisory Board. Mr. Bradley is a Managing Director at Mistral Private Equity, which he joined in 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer of Haymaker III (NASDAQ:HYACU), a blank check company which completed its $317.5 million initial public offering in March 2021 and is searching for a target business. He also serves as the Chief Financial Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors. In addition, he has been serving as the Chief Financial Officer and Secretary of AFAQ, a blank check company in the process of its initial public offering, since January 2021. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II. From 2017 until its business combination in March 2019, he was an officer of Haymaker Acquisition Corp. I. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, as a Manager in Burger King’s strategy group in 2004, and as a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley received his Master of Business Administration from the Harvard Business School and his Bachelor of Arts degree from the University of Chicago.

Mr. Martin Aares

Mr. Aares serves as a member of our Advisory Board. Mr. Aares co-heads the private equity platform at Closed Loop Partners, a New York-based investment firm, where he focuses on environmentally sustainable investing in the circular economy. He is a veteran sustainability investor with a strong track record in private equity, venture capital and project finance. Throughout his career, Mr. Aares has co-founded three investment funds and held leadership positions in several growth companies. He spent nine years at Novus Energy Partners, a clean energy growth equity firm he co-founded in 2007, where he was responsible for investments in the solar, smart grid and energy efficiency sectors, which yielded some of the firm’s most successful exits. Mr. Aares was also a co-founder and partner of Traverse Venture Partners, a venture capital firm investing at the intersection of sustainability technologies and the built environment. Previously, Mr. Aares was a senior vice president in GE’s renewable energy investment group, GE Energy Financial Services, where he led project finance investments in the solar, wind and biomass sectors. Earlier in his career, he was an investment banker with Goldman Sachs and a vice president with Stern Stewart, a management consulting firm. Martin holds a Master of Business Administration from Harvard Business School and a Bachelor of Science degree from University of Virginia.

Market Opportunity

Growth in sustainability sectors is increasing due to a range of unrelenting global trends including increasing population and urbanization, rising incomes, food shortages, climate, policy, regulatory requirements, and increase in government spending to meet climate change commitments. By 2050, the United Nations estimates world population will reach 9.7 billion with nearly 70% of the population living in cities. In order to feed this growing population, humans will need to produce 70% more food than we are producing today, despite already using 70% of the world’s freshwater according to the World Bank and approximately half of all habitable land for agriculture according to World in Data. Meanwhile, unless carbon pollution is cut in half in this decade, the worst impacts of climate change including rising sea levels, collapsing ecosystems, extreme weather events, could be irreversible by 2030, according to the IPCC.

These looming threats provide opportunities for innovative disruptors to solve global problems. Generational shifts in consumer and investor preferences toward sustainability will also be a significant driving factor, as Millennials and Gen Xers are set to inherit $30 trillion, based on Morgan Stanley estimates. This is expected to significantly increase capital seeking sustainable assets and bolster support for sustainable consumer products. One-third of Millennials often or exclusively use investments that take social and/or sustainability factors into account, compared with 16% of Gen X and 2% of Baby Boomers, CNBC Harris Poll reports. In a 2020 study of nearly 20,000 consumers in 28 countries, IBM found nearly 80% of consumers indicated sustainability is “important” or “very important” in their purchasing decisions. In some cases, sourcing sustainable materials may be more expensive than sticking with the status quo environmentally destructive supply chain, but this may not be a hindrance to sustainable products adoption as 70% of the consumers for whom sustainability is “very important” would pay a 35% premium for sustainable products, per the IBM study.

Sustainable, socially responsible companies have attracted significant venture capital investments in recent years. Venture capital funds have bet on climate tech, deploying $17.95 billion in the sector in 2018 as compared to $1.75 billion of venture capital funding directed to the sector in 2014, according to a 2021 Pitchbook article. Further, based on the reported $14.22 trillion venture capital funding as of June 25, 2021, on an annualized basis, venture capital investments is on pace to reach approximately $29 trillion in the sector in 2021. According to a 2020 PricewaterhouseCoopers report, investor interest in climate tech is related to the transition to net zero, greater consumer demand, climate legislation, global initiatives such as the Paris Climate Accord, and a future in which the cost of carbon is tangible. With an even more favorable U.S. and European Union policy environment today, climate tech venture-backed companies are poised to reach a scale big enough to positively impact the climate crisis through public market funding.

We believe the attractive investment opportunities amongst inclusive and sustainable companies need only to be paired with capital and operational expertise to achieve their initiatives to scale. There is strong and growing investor interest in sustainability, both in the U.S. and abroad, as illustrated by institutional asset managers creating new ESG-aligned investment vehicles and policies at a rapidly increasing rate. In a 2019 survey of 800 U.S.-based individual investors by Morgan Stanley, two-thirds wanted more sustainable investment opportunities, citing the lack of available financial products as a barrier and public equity as the only asset class having quality sustainable investing strategies. This demand is not only based on values, according to a 2020 CFA Institute study, as 47% of institutional and 29% of retail investors want sustainable investments due to performance. The public equity demand for ESG is enormous and growing. There is approximately $40 trillion in ESG assets globally and approximately $53 trillion expected by 2025 according to Bloomberg Intelligence. This demand has driven significant growth in ESG public assets via SPAC mergers, which have increased from approximately $14 billion in 2020 to $65 billion as of September 27, 2021 yet represent only approximately 8% of total SPAC merger volume according to Dealogic.

We believe the market opportunity for sustainability has never been stronger and growth opportunities for companies abound. We intend to leverage our extensive networks across this sector to identify a strong performing and high growth potential target, and then to stay the course with that company in order to help it expand and continue to succeed over the long-term.

Our Acquisition Criteria

Our business strategy is to identify and complete an initial Business Combination that generates attractive returns and long-term value for our shareholders. We will seek opportunities with an inclusion and/or sustainability orientation, where we have a competitive advantage and offer clear value to the target after completion of the Business Combination. We believe the knowledge and network of our combined management team, board and advisors, will allow us to effectively and efficiently identify, evaluate and execute a Business Combination with a potential target.

While we may pursue an initial Business Combination with any business in any sector or industry, we intend to search for a target business amongst companies that have taken the challenges of inclusion and sustainability and turned them into competitive advantages.

Our sectors of interest will primarily but not exclusively be those in which companies are helping the world achieve net zero emissions before 2050, such as food and agriculture, energy, water, the built environment, transportation and mobility, consumer goods and heavy industry. Given our global networks, we are agnostic to the location of the target company, intending only to identify and complete our initial Business Combination with a company that aligns with our mission, is ready to become public, and has proven business fundamentals and a strong growth trajectory in the context of a large and growing addressable market.

Our team has dedicated our careers to sustainable investing and to working with entrepreneurs and executives to create new or transform existing businesses in order to improve social impact and sustainability. We know firsthand that there is a strong pipeline of investable companies across sustainability sectors, and we have trusted and long-term relationships with the founders, executives and investors of these companies.

Sourcing and Selection

We will seek to leverage the competitive advantages of our team when it comes to identifying and completing a Business Combination with a strong target company.

As a result of our careers in sustainability on both the corporate and investment sides, we have a diverse global set of contacts to draw upon. Our Chief Executive Officer has led and scaled a multinational advisory firm with a social impact and sustainability mission, and for over a decade she has cultivated trusted relationships with colleagues and clients spanning the public and private sectors, as well as the corporate and investment communities. Our actively involved Chairperson of our Board of Directors brings a distinctive network at the intersection of investment banking and sustainability, as the former Vice Chairman of Credit Suisse, the former Co-Head of Global FIG at Morgan Stanley, the founder of Asha Impact, as a senior advisor to the Canada Pension Plan Investment Board (“CPPIB”), and also the person who developed and now teaches Harvard Business School’s first MBA course on sustainable investing. The Growth for Good network for the sourcing of our target company is all the more compelling once the connectivity of the rest of the team is taken into account, including venture capital leaders alongside seasoned veterans from Kellogg, General Electric, Hain Celestial, Twitter and others.

Furthermore, our team is comprised of seasoned operators in the sustainability space, which is both a predictor of better SPAC performance and a way to provide considerable added value to a target company. According to Wolfe Research, after merging, operator-led SPACs outperformed both other SPACs by roughly 40% and their sectors by roughly 10%. While not statistically significant, the findings strongly suggest that operators make a meaningful difference. Equally, if not more importantly to a target company, the Growth for Good team is eager to be helpful to the target company by adding value beyond capital where possible. Our operational experience enables us to help with business strategy, to facilitate industry connections, to assist in potential offtake agreements, to help create linkages for potential strategic partnerships and so on.

The Growth for Good team is not seeking a target solely for the purposes of a transaction, but rather we are seeking a long-term relationship with the company. During exploratory conversations with potential target companies, we will present ourselves as we are — a values aligned team deeply committed to inclusion and sustainability and desiring to support the company in its ambitions over the long-term.

Our target company identification, assessment and selection process will follow a rigorous investment process, informed by the extensive experience of our team in the identification and implementation of mergers, acquisitions and capital raising initiatives. Consistent with our mission and business strategy, we plan to identify high-quality targets run by top-tier teams that are pursuing large and growing addressable market opportunities. We expect to be guided by the criteria outlined below in evaluating opportunities, but we may decide to complete a Business Combination with a target business that does not meet some or all of these criteria.

We intend to focus on targets that we believe offer:

• best-in-class inclusion and sustainability solutions to the market that will continue to be buoyed by macro trends going forward;

• a current defensible market position and a strong growth trajectory expected to generate highly attractive risk-adjusted returns for our shareholders, as exemplified by qualities such as differentiated technology, economies of scale, partnerships and agreements, brand value, distribution capabilities, or other competitive advantages along their value chain;

• an experienced management team and board with a proven track record that will benefit from our team’s collective experience, operational expertise, financial acumen, strategic insight, network and capital markets expertise; and

• are at an inflection point where they can be acquired at an attractive valuation and be well-received by public investors.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

Nasdaq rules require that we complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of fair market value test.

If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We anticipate structuring our initial Business Combination so that the post-Business Combination company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. If the Business Combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination is not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Other Considerations

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors may directly or indirectly own Ordinary Shares and/or private placement warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our Sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Corporate Information

Our executive offices are located at 12 E 49th Street, 11th Floor, New York, NY 10017, and our telephone number is (646) 450-1265. We maintain a corporate website at www.g4ginvestment.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (a) on or in respect of our shares, debentures or other obligations or (b) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Status as a Public Company

We believe our structure as a public company makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, if some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Initial Public Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a Business Combination in the amount of $244,139,944, as of December 31, 2021, after payment of $8,855,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following this offering. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement Units, or Ordinary Shares, debt, or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemption of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.

In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Our officers and directors, as well as their affiliates, may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Further, various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises may bring target business candidates to our attention as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor a total of $25,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Selection of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

•	we issue (other than in a public offering) Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (excluding the private placement shares underlying the Private Placement Units) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the private placement shares underlying the Private Placement Units);

•	any of our directors, officers or substantial shareholder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly (or such persons collectively have a 10% or greater interest), in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or 5% or more; or

•	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, rights or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or business combination (iii) reduce the number of rights outstanding or vote such rights on any matters submitted to the rights holders for approval in connection with our initial Business Combination or (iv) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination. However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares (other than in a public offering) or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with Nasdaq’s shareholder approval rules.

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who attend and vote at a general meeting. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 9,487,500, or 37.5% (assuming all issued and outstanding shares are voted), of the 25,300,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the Completion Window to consummate an initial Business Combination. If we have not consummated an initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Completion Window. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,290,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Immediately following the Initial Public Offering and the sale of the Private Placement Units, we had access to up to $2,290,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have five executive officers and do not intend to have any full time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks and uncertainties described below, together with the other information contained in this Report, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

The following summary highlights some of the risks we face:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or future performance of the business we may acquire.

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

•	If we seek shareholder approval of our initial Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

•	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•	The requirement that we consummate an initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

•	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

•	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or public warrants.

•	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

•	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

•	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate throughout the Completion Window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

This summary is not complete. You should review and consider carefully all of the risks and uncertainties described in this Part I, Item 1A, “Risk Factors,” which includes a more complete discussion of the risks summarized above as well as additional risks that we face.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company, incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our issued and outstanding Ordinary Shares do not approve of the Business Combination we complete.

Please see Part I, Item 1, “Business-Effecting Our Initial Business Combination-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding Ordinary Shares (excluding the private placement shares underlying the Private Placement Units) immediately following the completion of the Initial Public Offering.

Our Sponsor and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial shareholders’ Founder Shares, we would need 9,487,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,581,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,300,000 public shares issued and outstanding as of March 2, 2022 to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination within the Completion Window, which ends June 14, 2023 (or by September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Completion Window. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak, other global events, and the overall status of debt and equity markets.

Our ability to complete an initial Business Combination may be frustrated by global events, including the COVID-19 pandemic, geopolitical turmoil and the implementation of economic sanctions, economic or industry sector downturns, and the overall status of debt and equity markets.

For example, in December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has had, and a significant outbreak of new variants or other infectious diseases could have, an adverse impact on the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy and the specific Impact on the Company's ability to consummate a Business Combination are not yet determinable.

If the disruptions posed by COVID-19, the military action commenced by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially and adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete an initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination within the Completion Window, which ends June 14, 2023 (or September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 and its variants continues to affect both the U.S. and other jurisdictions and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our rights and warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, rights or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or public warrants.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, rights or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination, (3) reduce the number of rights outstanding or vote such rights on any matters submitted to the rights holders for approval in connection with our initial Business Combination or (4) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares, rights or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Part I, Item 1, “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Part I, Item 1, “Business-Effecting Our Initial Business Combination-Business Strategy-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate throughout the Completion Window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

Of the net proceeds from the Initial Public Offering and the sale of the Private Placement Units, only approximately $2,290,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate at least through the Completion Window; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our rights and warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share,” and other risk factors herein.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination by the end of the Completion Window, our public shareholders may be forced to wait beyond such timeframe before redemption from our Trust Account.

If we have not completed our initial Business Combination within the Completion Window, which ends June 14, 2023 (or September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 into the Trust Account) or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond June 15, 2023 (or September 15, 2023) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, nor that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or if less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors, and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control, and may leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or if the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control, and may leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We are not required to obtain an opinion from an investment banking firm or any other independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or any other independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our rights and warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and, thus, negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Ordinary Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Units provided us with $261,000,000 that we may use to complete our initial Business Combination (after taking into account the $8,855,000 of deferred underwriting commissions being held in the Trust Account and the estimated expenses of the Initial Public Offering).

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present the operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers), and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units prove to be insufficient for us to complete our initial Business Combination, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled either to restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our rights and warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident, or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of Business Combination targets and the cost of our initial Business Combination, and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate, or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate, an initial Business Combination on terms favorable to our investors altogether.

We may engage the underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage the underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or their respective affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance, or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

Risk Relating to our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (ii) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; and (c) the redemption of our public shares if we have not completed our initial Business Combination within the Completion Window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not completed our initial Business Combination within the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of rights and warrants will not have any right to the proceeds held in the Trust Account with respect to the rights and warrants, respectively. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50.0 million) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders of our securities. We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial Business Combination.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares, rights and warrants are listed on Nasdaq, our Units, Class A Ordinary Shares, rights and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial Business Combination than companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement only with a third-party that has not executed a waiver if management believes such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the Completion Window, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement which is filed by reference with this Report, our Sponsor has agreed it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (a) $10.00 per public share and (b) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units, in the amount of $261,000,000 were deposited in an interest-bearing trust account after the closing of the Initial Public Offering. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations only having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $261,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event the proceeds in the Trust Account are reduced below the lesser of (a) $10.00 per public share and (b) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares in the event we do not consummate an initial Business Combination within the completion window). Accordingly, any indemnification provided will be able to be satisfied by us only if (a) we have sufficient funds outside of the Trust Account or (b) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition, or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition, or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate, and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure we are engaged primarily in a business other than investing, reinvesting or trading of securities, and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial Business Combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (ii) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; or (c) absent our completing an initial Business Combination within the Completion Window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our rights and warrants will expire worthless.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence, and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes, with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A Ordinary Shares or certain exemptions are available.

If the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants, and such warrants may have no value and may expire worthless. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant, and such public warrant may have no value and may expire worthless. In such event, holders who acquired their public warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units.

While we have registered the Class A Ordinary Shares issuable upon exercise of the public warrants under the Securities Act as part of the registration statement related to the Initial Public Offering, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. Under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement related to the Initial Public Offering, or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct, or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis,” in accordance with Section 3(a)(9) of the Securities Act, and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, nor exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant, and such warrant may have no value and may expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary Shares underlying their warrants, while holders of our public warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. If and when the warrants become redeemable by us, we may exercise our redemption right, even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above, even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A Ordinary Shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial Business Combination, the warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial Business Combination.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Our Sponsor and its permitted transferees can demand that we register the resale of the Class A Ordinary Shares into which Founder Shares are convertible, the Private Placement Units and the Class A Ordinary Shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A Ordinary Shares issuable upon conversion of such warrants.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, either prior to or upon consummation of an initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof and instead we may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, and 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window, or (b) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. To the extent any such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A Ordinary Shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, or a unanimous written resolution of all shareholders entitled to vote, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our Ordinary Shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by at least two-thirds of our Ordinary Shares who attend and vote at our general meeting, which shall include the affirmative vote of a simple majority of our Class B Ordinary Shares, or a unanimous written resolution of all shareholders entitled to vote. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A Ordinary Shares (excluding the private placement shares underlying the Private Placement Units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement, and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window, or (b) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our initial shareholders hold a substantial interest in us and will control the election and removal of members of our board of directors prior to our initial Business Combination. As a result, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, and will control our board.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding Ordinary Shares (excluding the private placement shares underlying the Private Placement Units). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in the prospectus related to the Initial Public Offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares.

In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment, and our initial shareholders will control the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors prior to our initial Business Combination. Holders of our public shares will have no right to vote on the election or removal of directors during such time. In addition, holders of our Class B Ordinary Shares, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires, pursuant to our amended and restated memorandum and articles of association, approval of a special resolution, meaning either the affirmative vote of holders of at least two-thirds of our issued and outstanding Ordinary Shares who attend and vote at a general meeting, or a unanimous written resolution of all of our shareholders entitled to vote), entitle the holders to 10 votes for every founder share. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution. As a result, you will not have any influence over the election or removal of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Accordingly, our initial shareholders, including our Sponsor, will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A Ordinary Shares if we issue shares to consummate an initial Business Combination.

The Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination, or earlier, at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of Ordinary Shares issued and outstanding upon completion of the Initial Public Offering, plus (b) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Units issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different from some other similarly structured blank check companies in which the initial shareholders will be issued only an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of: (a) curing any ambiguity or correcting any mistake or defective provision, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering; (b) amending the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement; (c) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable, and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants; or (d) solely with respect to the private placement warrants, amending the terms of such private placement warrants as may be necessary or advisable to provide for an alternative accounting treatment of such private placement warrants, provided that any such amendment shall not materially and adversely affect the rights of the registered holders of such private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A Ordinary Shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, respectively, which could limit the ability of warrant or rights holders to obtain a favorable judicial forum for disputes with our company.

Our warrant and rights agreements provide that, subject to applicable law, (a) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, (b) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (c) in each case, we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant and rights agreements will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of, and consented to, the forum provisions in our warrant and rights agreement, as applicable. If any action, the subject matter of which is within the scope of the forum provisions of the warrant or rights agreement, as applicable, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such warrant holder or rights holder, as applicable, in any such enforcement action by service upon such warrant or rights holder’s counsel in the foreign action as agent for such warrant holder or right holder, as applicable.

This choice-of-forum provision may limit a warrant or right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our warrant or rights agreements to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations, and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem issued and outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of the Class A Ordinary Shares has been at least $18.00 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption to the warrant holders (as adjusted for changes to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above, even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to (a) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants, or (c) accept the nominal redemption price which, at the time the issued and outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants. None of the private placement warrants will be redeemable by us.

Our rights and warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 12,650,000 of our Class A Ordinary Shares, at a price of $11.50 per whole share, and 25,300,000 rights entitling the holder thereof to receive one-sixteenth (1/16) of one Class A Ordinary Share upon the consummation of our initial Business Combination as part of the Units sold in the Initial Public Offering, and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 800,000 Private Placement Units. The Private Placement Units have underlying warrants to purchase an aggregate of 400,000 Class A Ordinary Shares. Both warrants will be exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 150,000 Private Placement Units, at the price of $10.00 per Unit. We may also issue Class A Ordinary Shares in connection with our redemption of our warrants.

To the extent we issue Ordinary Shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other blank check companies whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included a warrant to purchase one share.

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your public shares in the event we complete an initial Business Combination. In addition, the value of the Sponsor’s Founder Shares will be significantly greater than the amount our Sponsor paid to purchase such shares in the event we complete an initial Business Combination, even if the Business Combination causes the trading price of our Class A Ordinary Shares to materially decline.

Our Sponsor has committed to invest an aggregate of $8,025,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the Founder Shares and the $8,025,000 purchase price for the Private Placement Units. We are offering our Units to the public at an offering price of $10.00 per unit, and the amount in our Trust Account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, because the Sponsor paid only a nominal purchase price of approximately $0.004 per share for the Founder Shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our Sponsor’s Founder Shares into shares of Class A Ordinary Shares upon our completion of an initial Business Combination.

The following table shows the public shareholders' and our Sponsor’s investment per share and how these compare to the implied value of one share of Class A Ordinary Shares upon the completion of our initial Business Combination. The following table assumes that: (a) our valuation is $253,000,000; (b) no interest is earned on the funds held in the Trust Account; (c) no public shares are redeemed in connection with our initial Business Combination; (d) all Founder Shares are held by our initial shareholders upon completion of our initial Business Combination; and (e) does not take into account other potential impacts on our valuation at the time of the initial Business Combination, such as (i) the value of our public and Private Placement Units, (ii) the trading price of our shares of Class A Ordinary Shares, (iii) the initial Business Combination transaction costs (including payment of $8,855,000 of deferred underwriting commissions, (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A Ordinary Shares held by public shareholders	25,300,000 shares
Class B Ordinary Shares held by our Sponsor	6,325,000 shares
Total shares of Ordinary Shares	31,625,000 shares
Total funds in trust at the initial Business Combination	$253,000,000
Public shareholders’ investment per share of Class A Ordinary Shares(1)	$10.00
Our Sponsor’s investment per share of Class B Ordinary Shares(2)	$0.004
Implied value per share of Class A Ordinary Shares upon the initial Business Combination(3)	$8.00

(1) While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table, the full investment amount is ascribed to the public shares only.

(2) The Sponsor’s total investment in the equity of the company, inclusive of the Founder Shares and the Sponsor’s $8,000,000 investment in the Private Placement Units, is $8,000,000. For purposes of this table, the full investment amount is ascribed only to the Founder Shares.

(3) All Founder Shares held by our Sponsor would automatically convert into shares of Class A Ordinary Shares upon completion of our initial Business Combination.

Based on these assumptions, each share of Class A Ordinary Shares would have an implied value of $8.00 per share upon completion of our initial Business Combination, representing a 20% decrease from the initial implied value of $10.00 per public share. While the implied value of $8.00 per share of Class A Ordinary Shares upon completion of our initial Business Combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each founder share. At $8.00 per share of Class A Ordinary Shares, the 6,325,000 shares of Class A Ordinary Shares that the Sponsor would own upon completion of our initial Business Combination (after automatic conversion of the Sponsor’s 6,325,000 Founder Shares) would have an aggregate implied value of $50,600,000. As a result, even if the trading price of our Class A Ordinary Shares significantly declines, the value of the Founder Shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our shares of Class A Ordinary Shares after the initial Business Combination is as low as $1.00 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its shares of Class A Ordinary Shares even if the trading price of our shares of Class A Ordinary Shares declines after we complete our initial Business Combination, even if the value of the public shares declines significantly. Our Sponsor may therefore be economically incentivized to complete an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares

An active trading market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Actor our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Risks Relating to our Sponsor and Management Team

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (a) our ability to successfully identify and execute a transaction, or (b) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers is required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial Business Combination, it is likely that most of, if not all, the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming, and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination, and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Part III, Item 10, “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (a) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (b) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us, or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law, and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination, as set forth in Part I, Item 1, “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination,” and if such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

In addition, our Sponsor may transfer certain of its Class B Ordinary Shares to our directors or advisors or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships we believe are necessary to locate, assess, negotiate and consummate an initial Business Combination.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our Sponsor holds in the aggregate 6,325,000 Founder Shares, representing 20.0% of the total outstanding shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor holds an aggregate of 800,000 Private Placement Units, that will also be worthless if we do not complete our initial Business Combination. The Founder Shares are identical to the Class A Ordinary Shares except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial Business Combination; (b) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated our initial Business Combination within the Completion Window or (ii) with respect to any other provision relating to stockholders' rights or pre-Business Combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the Founder Shares are automatically convertible into Class A Ordinary Shares at the time of our initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the Founder Shares are entitled to registration rights; and (5) only holders of the Founder Shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the deadline for the completion of our Business Combination nears.

Our letter agreement with our Sponsor, directors, officers and senior advisors may be amended without shareholder approval.

Our letter agreement with our Sponsor, directors, officers and senior advisors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Units, the vesting of 25% of the Founder Shares held by the Sponsor, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment, and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target, or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the outstanding voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

General Risk Factors

We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of March 11, 2021, there were 452,900,000 and 13,675,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding rights, warrants or shares issuable upon conversion of the Class B Ordinary Shares, if any. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof, as described herein and in our amended and restated memorandum and articles of association. As of March 11, 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares in connection with our redeeming the warrants or upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of anti-dilution provisions. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (a) receive funds from the Trust Account or (b) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares, rights and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may be a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares, rights and/or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would currently be unavailable with respect to our rights or warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following the Initial Public Offering although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (a) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, and (b) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates, exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Ogier, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (a) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (b) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue a new series of preference shares, and the fact that prior to the completion of our initial Business Combination, only holders of our Class B Ordinary Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and could lead to financial loss.

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies, and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the U.S.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming, and could lead to various regulatory issues which may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If, in the future, such country’s economy, experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business, as measured in dollars, will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted, and are likely to continue to result in, increased general and administrative expenses, and a diversion of management time and attention from seeking a Business Combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at 12 E 49th Street, 11th Floor, New York, New York 10017 and our telephone number is (646) 450-1265. We pay a total of $25,000 per month to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, Class A Ordinary Shares, rights and warrants are each traded on the Nasdaq under the symbols “GFGDU,” “GFGD,” “GFGDR” and “GFGDW, respectively. Our Units commenced public trading on December 10, 2021, and our Class A Ordinary Shares, rights and warrants commenced public trading separately on January 31, 2022.

(b)	Holders

On March 11, 2022, there were two holders of record of our Units, one holder of record of our shares of Class A Ordinary Shares, one holder of record of our rights and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On July 15, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,325,000 Class B Ordinary Shares, of which shares 825,000 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the shares remain subject to forfeiture and 6,325,000 Class B Ordinary Shares are currently issued and outstanding.

In connection with the closing of our Public Offering and the underwriters exercise of the over-allotment, we completed the private sale of an aggregate of 800,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds, before expenses, of $8,000,000. The Private Placement Units have terms and provisions that are identical to those of Units sold in our Initial Public Offering, subject to certain limited exceptions, including that the Private Placement Units do not contain rights.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On December 14, 2021, we consummated our Initial Public Offering of 25,300,000 Units. Each Unit consists of one Class A Ordinary Share, one right and one-half of one redeemable warrant, with each right entitling the holder thereof to receive one-sixteenth (1/16) of one Class A Ordinary Share upon the consummation of our initial Business Combination and each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

A total of $253,000,000 from the Initial Public Offering and sale of the Private Placement Units were deposited in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” in this Report. This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated on July 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the period from July 2, 2021 (inception) through December 31, 2021, we had a net loss of $110,338, which resulted from payments for formation and operating costs of $105,282 and an unrealized loss on investments held in the Trust Account of $5,056.

Liquidity and Capital Resources

On December 14, 2021, we consummated our Initial Public Offering of 25,300,000 Units, including 3,300,000 Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds to the Company of $253,000,000.

Simultaneously with the closing of our Initial Public Offering, we completed the private sale of 800,000 Private Placement Units to our Sponsor at a purchase price of $10.00 per, including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $8,000,000.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash used in operating activities was $696,989, which was due to changes in working capital of $591,707 and our net loss of $110,338, partially offset by the a non-cash unrealized loss on investments held in the Trust Account added back to net income of $5,056.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash used in investing activities of $253,000,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited into the Trust Account.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $255,434,500 was comprised of $247,940,000 in proceeds from the issuance of Units in our Initial Public Offering net of underwriter’s discount paid, $8,000,000 in proceeds from the issuance of the Private Placement Units to our Sponsor, proceeds from a promissory note with our Sponsor of $237,784 and proceeds from the issuance of Founder Shares to our Sponsor of $25,000, partially offset by the repayment of the promissory note with our Sponsor of $237,784, payment of offering costs of $530,500.

As of December 31, 2021, we had investments held in the Trust Account of $252,994,944. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $1,737,511 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("working capital loans"). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and any warrants that may be issued upon conversion of working capital loans (and any Class A Ordinary Shares issuable upon the exercise of the warrants included in the Private Placement Units (the "private placement warrants") and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Units, private placement warrants and any warrants that may be issued upon conversion of working capital loans, and the respective Class A Ordinary Shares underlying such warrants, 30 days after the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the holders of the public shares (the "public shareholders") having the right to exchange their Ordinary Shares for cash, securities or other property.

Underwriting Agreement

Simultaneously with the closing our Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units at an offering price of $10.00 per unit for an aggregate purchase price of $33,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,060,000 in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or $8,855,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants included in the Units sold in our Initial Public Offering (the "public warrants") and private placement warrants are equity classified.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, the public shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per Ordinary Share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A Ordinary Shares and Class B Ordinary Shares. As a result, the calculated net loss per share is the same for Class A Ordinary Shares and Class B Ordinary Shares. We have not considered the effect of the public warrants or rights included in the units in our Initial Public Offering, and private placement warrants to purchase an aggregate of 14,631,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Yana Watson Kakar	46	Chief Executive Officer and Director
Vikram Gandhi	59	Chairperson of the Board of Directors and Director
Dana Barsky	54	President and Director
David Birnbaum	47	Co-president and Chief Commercial Officer
Rahul Kakar	48	Chief Financial Officer and Chief Operations Officer
Isabelle Freidheim	41	Director
Alex Roetter	43	Director

The experience of our directors and executive officers is as follows:

Yana Watson Kakar has served as the Chief Executive officer and a member of our board of directors since our inception. Ms. Kakar is also the Global Managing partner Emeritus of Dalberg Advisors, a multinational advisory firm that specializes in social impact and environmental sustainability. Ms. Kakar is a seasoned operator with a track record of success both as a chief executive and as a counsellor to other chief executive officers, heads of state and the public service, institutional investors, civil society leaders and philanthropists. In 2020, Ms. Kakar concluded two terms as the Global Managing Partner, having led the firm to triple global revenues and to grow to nearly 30 offices worldwide over the course of her tenure. In her client work, Ms. Kakar works with corporate leaders and investors to transform business models and investment portfolios through sustainable, responsible and impact-oriented strategies. Ms. Watson Kakar has dedicated her career to driving economic and financial returns through the application of socially inclusive and sustainable business and investment strategies. She is a trusted partner to leaders of major multinationals, long-term institutional investors, and heads of state and government alike. Ms. Kakar is a recognized expert in ESG, sustainable investing and socially responsible business. Ms. Kakar’s perspectives have been published widely, including in the Financial Times, Bloomberg, The Huffington Post, DevEx, The Guardian, The Economist and Forbes. Ms. Kakar serves on the board of directors of Oxfam America and the African Enterprise Challenge Fund and she is a member of the Young Presidents Organization. Ms. Kakar holds a Masters of Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Arts in Economics from McGill University. Ms. Kakar is the spouse of Rahul Kakar, our Chief Financial Officer and Chief Operations Officer. We believe Ms. Kakar is qualified to serve on our board of directors due to the leadership and public company experience she brings.

Dana Barsky has served as a member of our Board of Directors and as our President since January 2022. Ms. Barsky formerly served as Global Head of Sustainable Finance at Credit Suisse, where she worked with sustainable companies to finance their growth as well as with multinationals looking to transition to a lower carbon-intensive model. In this role, she also created the Credit Suisse sustainable activities framework that shaped the firm’s view on sustainability, and focused on bespoke capital market transactions, such as blue bonds and wildlife conservation. Previously, she served as Chief Operating Officer and Head of Sustainable Products and Partnerships for Credit Suisse’s Sustainability Strategy, Advisory and Finance Department, overseeing the group’s initiatives and developing sustainable investment products as well as promoting and financing projects that sought to close the funding gaps in the UN’s Sustainable Development Goals. She also worked with leading asset managers to bring third-party sustainable and impact funds to Credit Suisse’s private banking clients. Earlier in her career, Ms. Barsky assisted the founding partners of Sagent Advisors launch an M&A boutique, and also served as a Managing Director at Golden Seeds, an investment firm focused on opportunities for early-stage women-led businesses. Ms. Barsky graduated from The George Washington University and received her MBA with Distinction from Harvard Business School. We believe Ms. Barsky is qualified to serve on our board of directors due to her extensive leadership and finance experience.

David Birnbaum has served as our Co-president and Chief Commercial Officer since January 2022. Mr. Birnbaum is a seasoned venture capital investor, operator and co-founder and Managing Partner of Five Four Ventures, a technology and consumer focused venture capital and incubation fund. Mr. Birnbaum is and has been a member of the board of directors for several disruptive consumer companies and was an independent board member designee for Goldman Sachs Investment Partners. Previously, Mr. Birnbaum was the President of Broadway Video Ventures, the corporate strategy, investment and acquisition arm of Lorne Michael’s (Executive Producer of Saturday Night Live, 30 Rock, and the Tonight Show) media and distribution company. Prior to Broadway Video, Mr. Birnbaum was a technology investor at Patricof & Co. Ventures and Apax Partners. He also co-founded, led, and sold Takkle, a startup focused on high school sports recruiting, to Alloy Media & Marketing. Mr. Birnbaum started his career at Furman Selz where he helped build the firm’s Telecommunications Group. Mr. Birnbaum holds a Bachelors of Arts in Economics from Columbia University and a Master of Business Administration from The Wharton School at the University of Pennsylvania where he was a Weiss Tech House fellow.

Rahul Kakar has served as Chief Financial Officer and Chief Operations Officer since our inception. Mr. Kakar has been a successful investor and operator in public and private markets for more than 25 years and was an early investor in SPACs beginning in 2005. Mr. Kakar is a member of the Executive Team and Principal at Advanced Portfolio Management, an institutional asset manager. Previously, Mr. Kakar was Managing Director and a Founding Member of the equities and equity linked proprietary team at SwissRe. At SwissRe, Mr. Kakar was responsible for managing a group overseeing billions of dollars of assets in various strategies, all with a high degree of derivative content. Mr. Kakar started his career at Lehman Brothers where he worked for multiple years on both the Fixed Income and Equity Capital businesses. Mr. Kakar also founded and co-led HanKar Capital, a New York-based relative value hedge fund, and was the owner, operator and Executive Chairman of East Lifestyle, a British women’s wear fashion retailer. Mr. Kakar also served as a senior adviser to Foradian, a Bangalore based private Edtech company. Mr. Kakar is the spouse of Ms. Kakar, our Chief Executive Officer. Mr. Kakar holds a Bachelor of Arts in Economics from the University of Chicago.

Vikram Gandhi has served as one of our directors and Chair of our Board of Directors since December 2021. Mr. Gandhi is a Senior Lecturer of Business Administration at the Harvard Business School, teaching Sustainable Investing, a new course he developed, among others. Prior to Harvard Business School, Mr. Gandhi spent 23 years in investment banking at Credit Suisse and Morgan Stanley. Mr. Gandhi was Vice Chairman of Investment Banking and Global Head of the Financial Institutions Business for Credit Suisse, in New York and Hong Kong. Mr. Gandhi was a member of Credit Suisse’s Global Investment Banking Management Committee, and the Fixed Income Operating Committee. Prior to his tenure at Credit Suisse, Mr. Gandhi worked at Morgan Stanley, where he was Co-Head of Global FIG in New York; his prior work at Morgan Stanley included heading the Firm’s institutional strategy area, its Global E-commerce Committee, and as Country Head and President of Morgan Stanley India. During his career in investment banking, Mr. Gandhi has focused on advising boards of directors and CEOs around the globe on strategic direction and the implementation of major mergers, acquisitions, initial public offerings and other capital raising initiatives, and corporate restructurings and buyouts. Mr. Gandhi is also the founder of Asha Impact and is a senior advisor to The Canada Pension Plan Investment Board. Asha Impact is an impact-oriented venture capital firm that invests equity capital with a target of market-rate returns in social enterprises. In addition, Asha works with its investee companies in providing strategic and management direction, access to its network and guidance on impact measurement and management. Its affiliated organization, Asha Trust, engages with government, business and civil society on key policy issues. Mr. Gandhi has been a member of the Young Presidents Organization since 1997 and has been a part of the New York, Hong Kong and Mumbai chapters. Mr. Gandhi is a member of the board of directors of Grameen Foundation, and a member of the board of directors of Jana Small Finance Bank and KEC International. Mr. Gandhi is a founding member of Harvard University’s South Asia Initiative, and a founder of Ashoka University, the first liberal arts college established in India. Mr. Gandhi is also a member of The Global Leaders Circle at Harvard Business School. Mr. Gandhi holds a Master of Business Administration from the Harvard Business School where he was designated a Baker Scholar, a Bachelor of Commerce from the University of Mumbai, and he is also a qualified Chartered Accountant. We believe Mr. Gandhi is qualified to serve on our board of directors due to his extensive experience in the technology and finance industries.

Isabelle Freidheim has served as one of our directors since December 2021. Since August 2021, she has served as Athena Technology Acquisition Corporation II's Chief Executive Officer and as Chairman of the company's Board of Directors since November 2021. Ms. Freidheim is also a founder and, since March 2021, chairman of Athena Technology Acquisition Corp. (NYSE: ATHN), one of the first all women SPACs. She is also the founder and, since June 2021, chairman of Athena Consumer Acquisition Corp. (NYSE: ACAQ). She is a venture capitalist and entrepreneur; she was a co-founder of Magnifi, a fintech company, and was a co-founder and managing partner of Castle VC (formerly Starwood VC), a venture investment firm, and a venture partner at MissionOG, a venture capital firm. Ms. Freidheim co-founded Magnifi, an artificial intelligence and machine learning fintech company which was acquired by The Tifin Group in December 2020. In addition to co-founding the company, Ms. Freidheim acted as the Chief Executive Officer of Magnifi from 2018 to 2019 and led the company’s early growth. Ms. Freidheim was a co-founder and from, 2018 to 2021, managing partner of Castle VC (formerly Starwood VC), making investments in technology companies across stages with a current focus on late-stage investments in the sectors of financial technologies, data analytics, artificial intelligence, machine learning and SaaS. Ms. Freidheim has led investments in both early-stage and late-stage, pre-initial public offering growth companies. She is engaged in all aspects of the deal process. Ms. Freidheim was a venture partner from 2015 to 2016 at MissionOG, a venture capital firm, where she sourced investments in high-growth technology companies. MissionOG funds technology businesses with a focus on B2B companies and partners with portfolio companies to provide deep market expertise and hands-on operational support and execution capabilities. Ms. Freidheim was also a co-founder and, from 2012 to 2015, partner of the London Fund, a fund that invests in IP-rich high-growth companies with a particular focus on emerging technologies. Ms. Freidheim received her Bachelor of Arts in Economics from Columbia University and received her Master of Business administration from Columbia Business School. Ms. Freidheim is well-qualified to serve on our Board due to her extensive investment and corporate finance experience.

Alex Roetter has served as one of our directors since December 2021. Mr. Roetter is currently a Managing Director at Moxxie Ventures, an early-stage venture capital firm. He previously served as the President of Kitty Hawk, an eVTOL aircraft manufacturer. Prior to Kitty Hawk, Mr. Roetter was at Twitter for six years, where he was the Senior Vice President of Engineering. As a member of Twitter’s Executive Team, he helped take the company public via initial public offering, grow monthly active users to more than 300 million, and revenue to greater than $2 billion annually. Mr. Roetter has been an active angel investor for 10 years and has invested in and/or advised more than 50 companies including Mainstreet, Coinbase, Sauce Labs, Nuro and Stedi. Mr. Roetter started his career at Google in 2002 as a software engineer and holds Bachelor of Science and Master of Science degrees in Computer Science from Stanford University. We believe Mr. Roetter is qualified to serve on our board of directors due to the technology industry and public company experience he brings.

Our management team and independent board members are further supported by our advisors who bring extensive additional experience. They include:

Celeste Clark serves as Chairwoman of our Advisory Board. Dr. Clark currently serves as a director on the board of the Wells Fargo Company (NYSE: WFC), Hain Celestial (NASDAQ: HAIN), Prestige Foods and Kate Farms, Inc. During the past five years, Dr. Clark has served on the boards of several public and privately held companies including: Mead Johnson Nutrition Company (NYSE: MJN), a pediatric nutrition company, beginning in 2011 until being acquired by Reckitt Benckiser plc in 2017; Diamond Foods, Inc. (NASDAQ: DMND), a leading branded snacks supplier, beginning in 2014 until being acquired by Snyder’s-Lance, Inc. in 2016; AdvancePierre Foods Holdings, Inc. (NYSE: APFH), a producer and distributor of ready-to-eat sandwiches, beginning in 2016 until being acquired by Tyson Foods, Inc. in 2017; and Omega Protein Corporation (NYSE: OME), a manufacturer of fish meal and fish oils, until being acquired in 2017 by Cooke Inc.. Dr. Clark has served as a principal of Abraham Clark Consulting, LLC, a health and regulatory policy consulting firm, since November 2011 and consults on health policy, regulatory affairs and leadership development. She is the retired Senior Vice President of Global Public Policy and External Relations and chief sustainability officer of Kellogg Company (“K”), a food manufacturing company. Dr. Clark joined Kellogg in 1977 and held other senior management positions, including Vice President of Corporate and Scientific Affairs and Senior Vice President of Global Nutrition and Corporate Affairs. She also served as President of the Kellogg Corporate Citizenship Fund, Kellogg’s philanthropic entity, and was responsible for Kellogg’s corporate social responsibility initiatives which focused on community engagement, economic development, arts and education and health and wellness. Dr. Clark is an adjunct professor at Michigan State University in the Department of Food Science and Human Nutrition. She earned her Bachelor of Science degree from Southern University, Master of Science from Iowa State University, and Ph.D. from Michigan State University.

Christopher Bradley serves as an advisor to us. Mr. Bradley is a Managing Director at Mistral Private Equity, which he joined in 2008. Mr. Bradley brings more than 20 years of experience identifying acquisition candidates, due diligence experience, including accounting and financial modeling acumen, and a background in deal structuring. Mr. Bradley currently serves as the Chief Financial Officer of Haymaker III (NASDAQ: HYACU), a blank check company which completed its $317.5 million initial public offering in March 2021 and is searching for a target business. Mr. Bradley also serves as the Chief Financial Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors. In addition, Mr. Bradley has been serving as the Chief Financial Officer and Secretary of AFAQ, a blank check company in the process of its initial public offering, since January 2021. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II. From 2017 until its business combination in March 2019, Mr. Bradley was an officer of Haymaker Acquisition Corp. I. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004 and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley received his MBA from the Harvard Business School and his BA from the University of Chicago.

Martin Aares serves as an advisor to us. Mr. Aares co-heads the private equity platform at Closed Loop Partners, a New York-based investment firm, where he focuses on environmentally sustainable investing in the circular economy. Mr. Aares is a veteran sustainability investor with a strong track record in private equity, venture capital and project finance. Throughout his career, Mr. Aares has co-founded three investment funds and held leadership positions in several growth companies. Mr. Aares spent nine years at Novus Energy Partners, a clean energy growth equity firm he co-founded in 2007, where he was responsible for investments in the solar, smart grid and energy efficiency sectors, which yielded some of the firm’s most successful exits. Mr. Aares was also a co-founder and partner of Traverse Venture Partners, a venture capital firm investing at the intersection of sustainability technologies and the built environment. Previously, Mr. Aares was a senior vice president in GE’s renewable energy investment group, GE Energy Financial Services, where he led project finance investments in the solar, wind and biomass sectors. Earlier in his career, he was an investment banker with Goldman Sachs and a vice president with Stern Stewart, a management consulting firm. Martin holds a Master in Business Administration from Harvard Business School and a Bachelor of Science from University of Virginia.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Isabelle Freidheim, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Vikram Gandhi and Alex Roetter, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Yana Watson Kakar and Dana Barsky, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairperson of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee, each composed of independent directors. Under Nasdaq listing rules and Rule 10A-3 of the Exchange Act, a company listing in connection with its initial public offering is permitted to phase in its compliance with independence requirements. We do not intend to rely on any phase-in schedules.

Audit Committee

We have established an audit committee of the board of directors. Vikram Gandhi, Isabelle Freidheim and Alex Roetter serve as members of our audit committee. Our board of directors has determined that each of them are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Gandhi serves as the Chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gandhi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Isabelle Freidheim and Alex Roetter. Ms. Freidheim serves as chairperson of the nominating committee. Under the Nasdaq listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Ms. Freidheim and Mr. Roetter are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Alex Roetter and Vikram Gandhi. Mr. Roetter serves as chairperson of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Roetter and Mr. Gandhi are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Conduct

We have adopted a Code of Conduct applicable to our directors, officers and employees, which is filed as an exhibit to this Report and posted on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Executive Officers and Directors

Other than the monthly payment of $25,000 to our Sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors, review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 11, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,425,000 shares of our Ordinary Shares, consisting of (i) 26,100,000 Class A Ordinary Shares and (ii) 6,325,000 Class B Ordinary Shares, issued and outstanding as of March 11, 2022. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Units held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
G4G Sponsor LLC (our Sponsor) (3)	800,000	3.1%	6,325,000	100.0%	22.0%
Yana Watson Kakar (3)	—	—	—	—	—
Vikram Gandhi (4)	—	—	—	—	—
Dana Barsky (3)	—	—	—	—	—
David Birnbaum (3)	—	—	—	—	—
Rahul Kakar (3)	—	—	—	—	—
Isabelle Freidheim (4)	—	—	—	—	—
Alex Roetter (4)	—	—	—	—	—
All directors as a group (7 individuals)	—	—	—	—	—
Other 5% Stockholders
Saba Capital Management, L.P. (5)	2,009,005	7.7%	—	—	6.2%
Adage Capital Partners, L.P. (6)	1,980,000	7.6%	—	—	6.1%

(1) Unless otherwise noted, the business address of each of our shareholders is 12 E 49th Street, 11th Floor, New York, NY 10017.

(2) Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3) The shares reported in the table above are held in the name of our Sponsor. Yana Watson Kakar, Rahul Kakar and David Birnbaum are the managing members of our Sponsor. Each managing member has one vote, and the approval of two of three managing members is required to approve an action by G4G Sponsor LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to G4G Sponsor LLC. Based upon the foregoing analysis, no individual managing members of G4G Sponsor LLC exercises voting or dispositive control over any of the securities held by G4G Sponsor LLC, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Additionally, each of our officers, directors and strategic advisors is, directly or indirectly, a member of our Sponsor or have direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest. Further, two institutional investors (the “Anchor Investors”) have subscribed to purchase membership interests in our Sponsor. These Anchor Investors have collectively indicated an interest in purchasing approximately 19% of the units in the Initial Public Offering. However, because indications of interest are not binding agreements or commitments to purchase, the Anchor Investors may determine not to purchase any such units, or to purchase fewer units than they have indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such units to the Anchor Investors. These Anchor Investors have committed to provide $4,000,000 of upfront capital to G4G Sponsor LLC in return for a minority economic ownership interest. Such Anchor Investors will not receive voting or governance rights.

(4) Each of our independent directors is, directly or indirectly, a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(5) According to a Schedule 13G filed on December 20, 2021, as amended on February 14, 2022, Saba Capital Management, L.P. acquired 2,009,005 Class A Ordinary Shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6) According to a Schedule 13G filed on December 27, 2021, Adage Capital Partners, L.P. acquired 1,980,000 Class A Ordinary Shares. The business address for the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

In the event of the consummation of a Business Combination, there will be a change of control. See “Item 1. Business” above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On July 15, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,325,000 Class B Ordinary Shares, which were issued to the sponsor on July 15, 2021. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares (excluding the Class A Ordinary Shares underlying the Private Placement Units) upon completion of the Initial Public Offering. Up to 825,000 Founder Shares were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on December 14, 2021, none of the shares were forfeited and none of the 6,325,000 Class B Ordinary Shares issued and outstanding remain subject to forfeiture. The Founder Shares (including the Class A Ordinary Shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 800,000 Private Placement Units to our Sponsor for a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $8,000,000. Each Private Placement Unit consists of one Class A Ordinary Share, and one-half of one redeemable warrant with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Private Placement Units (including the Class A Ordinary Shares issuable upon exercise of the private placement warrant included therein) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination

We entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, officers and directors, or their respective affiliates, for services rendered, prior to or in connection with the completion of an initial Business Combination. However, our Sponsor may transfer certain of its Class B Ordinary Shares to our directors or advisors, or their affiliates, in conjunction with an initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our Initial Public Offering, our Sponsor loaned us $237,784 under an unsecured promissory note, which were used for a portion of the expenses of our Initial Public Offering. The loans were fully repaid upon the closing of our Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement pursuant to which our Sponsor is entitled to certain registration rights with respect to the Private Placement Units, the units issuable upon conversion of working capital loans (if any), the Class A Ordinary Shares and warrants contained therein and the Class A Ordinary Shares issuable upon exercise of the foregoing. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee's discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board of directors has determined that Vikram Gandhi, Isabelle Freidheim and Alex Roetter are “independent directors.” Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from July 2, 2021 (inception) through December 31, 2021 totaled $81,370. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 2, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from July 2, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from July 2, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and among the Company and Credit Suisse Securities (USA) LLC and Barclays Capital Inc. (2)
3.1	Memorandum and Articles of Association (1)
3.2	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Specimen Right Certificate (1)
4.5	Public Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.6	Private Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.7	Rights Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (2)
4.8	Description of Registered Securities*
10.1	Letter Agreement, dated December 9, 2021, by and among the Company, its officers, its directors and the Sponsor (2)
10.2	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration Rights Agreement, dated December 9, 2021, by and between the Company and the Sponsor (2)
10.4	Private Placement Unit Purchase Agreement, dated December 9, 2021, by and between the Company and the Sponsor (2)
10.5	Form of Indemnity Agreement between the Company and each of its directors and officers (1)
10.6	Promissory Note, dated July 15, 2021, issued to the Sponsor (1)
10.7	Securities Subscription Agreement, dated July 15, 2021, between the Company and the Sponsor (1)
10.8	Administrative Services Agreement, dated December 9, 2021, by and between the Company and the Sponsor*
14.1	Code of Conduct*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.

(2) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2021.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

The Growth for Good Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Growth for Good Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from July 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from July 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 18, 2022

PCAOB ID Number 100

THE GROWTH FOR GOOD ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,737,511
Prepaid expenses	654,912
Total current assets	2,392,423
Investments held in Trust Account	252,994,944
Total Assets	$255,387,367

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$43,873
Accrued expenses	19,332
Accrued offering costs	89,231
Total current liabilities	152,436
Deferred underwriting fee payable	8,855,000
Total Liabilities	9,007,436

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value	253,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding	633
Additional paid-in capital	—
Accumulated deficit	(6,620,782)
Total shareholders' deficit	(6,620,069)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit	$255,387,367

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$105,282
Loss from operations	(105,282)
Unrealized loss on investments held in Trust Account	(5,056)
Net loss	$(110,338)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,437,912
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,184,204
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

							Total
	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - July 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Proceeds allocated to Public Warrants, net of offering costs					10,374,045		10,374,045
Proceeds allocated to Rights, net of offering costs	—	—	—	—	9,539,354	—	9,539,354
Sale of 8,000,000 Private Placement Units to Sponsor, net of offering costs	800,000	80	—	—	7,980,956	—	7,981,036
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	—	—	(27,918,722)	(6,510,444)	(34,429,166)
Net loss	—	—	—	—	—	(110,338)	(110,338)
Balance - December 31, 2021	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(110,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments held in Trust Account	5,056
Changes in operating assets and liabilities:
Prepaid expenses	(654,912)
Accounts payable	43,873
Accrued expenses	19,332
Net cash used in operating activities	(696,989)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	237,784
Repayment of promissory note - related party	(237,784)
Proceeds from initial public offering, net of underwriting discount paid	247,940,000
Proceeds from sale of private placement units	8,000,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(530,500)
Net cash provided by financing activities	255,434,500

Net Change in Cash	1,737,511
Cash - Beginning of period	—
Cash - End of period	$1,737,511

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$8,855,000
Offering costs included in accrued offering costs	$89,231

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Growth for Good Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on July 2, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 2, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,300,000 Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $253,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to G4G Sponsor LLC (the “Sponsor”), including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $8,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 14, 2021, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the a portion of the proceeds of the Private Placement Units, will be held in the Trust Account, located in the United States, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will provide the holders of its Public Shares (the “Public Shareholders”) sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in the discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees (the “Initial Shareholders”) have agreed that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) (the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The underwriters have agreed to waive their right to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company (other than the independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of December 31, 2021, the Company had $1,737,511 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities will be reported in the statements of operations.

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. As such, the Company recorded $13,303,666 of offering costs as a reduction of temporary equity in connection with the Public Shares and $1,231,065 of offering costs as a reduction of permanent equity in connection with the Public Warrants (as defined in Note 3), Rights (as defined in Note 3), Private Placement Shares (as defined in Note 4), and Private Placement Warrants (as defined in Note 4).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption	$253,000,000

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and Rights to purchase an aggregate of 14,631,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants and Rights is contingent upon the occurrence of future events.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period From July 2, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(35,291)	$(75,047)
Denominator:
Basic and diluted weighted average shares outstanding	2,437,912	5,184,204
Basic and diluted net loss per share	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 7 for additional information on assets and liabilities measured at fair value.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants and Private Placement Warrants are equity classified.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 upon inception on July 2, 2021. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company's ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 Units, including 3,300,000 Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share, one right ("Right") and one-half of one redeemable warrant ("Public Warrant"). Each Right entitles the holder thereof to receive one-sixteenth (1/16) of one Class A ordinary share upon the consummation a Business Combination (see Note 6). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2021, the Sponsor paid $25,000 to cover certain offering costs on behalf of the Company in exchange for issuance of 6,325,000 Class B ordinary shares (the “Founder Shares”).

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters' over-allotment option in full, generating gross proceeds of $8,000,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-half of one warrant (“Private Placement Warrant”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless (see Note 6).

Promissory Note - Related Party

On July 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The outstanding balance under the Promissory Note of $237,784 was repaid at the closing of the Initial Public Offering on December 14, 2021. This facility is no longer available to the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $16,935 in expenses under this agreement for the period from July 2, 2021 (inception) through December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

NOTE 5. COMMITMENTS

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in Note 4, and (ii) in the case of the Private Placement Units, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans, and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $33,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,060,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $8,855,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. SHAREHOLDERS' DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 there was 6,325,000 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders.

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units and Business Combinations issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — As of December 31, 2021, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

The Company may redeem the Public Warrants

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the last reported closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.”

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of shares of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis.”

Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant.

Rights — Each Right represents the right to receive one-sixteenth (1/16) of one Class A ordinary share upon the consummation of the initial Business Combination, so each holder of 16 Rights will receive one Class A ordinary share upon consummation of the initial Business Combination, whether or not the Company will be the surviving entity and even if the holder of such Right redeemed all Class A ordinary shares held in connection with the initial Business Combination. No fractional shares will be issued upon conversion of any Rights, so holders must hold Rights in denominations of 16 in order to receive a Class A ordinary share at the closing of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive the additional Class A ordinary shares upon consummation of the initial Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. The shares issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a Right will be required to affirmatively convert their Rights in order to receive the one-sixteenth (1/16) share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2021

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

The Company will not issue any fractional shares upon conversions of the Rights once the Units separate, and no cash will be payable in lieu thereof. As a result, a holder must have 16 Rights in order to receive one Class A ordinary shares at the closing of the initial Business Combination. In the event that any holder would otherwise be entitled to any fractional share upon exchange of Rights, the Company will reserve the option, to the fullest extent permitted by applicable law, to deal with any such fractional entitlement at the relevant time as the Company sees fit.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$252,994,944	$252,994,944	$—	$—

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2022	The Growth for Good Acquisition Corporation

By:	/s/ Yana Watson Kakar
Name:	Yana Watson Kakar
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yana Watson Kakar	Chief Executive Officer and Director	March 18, 2022
Yana Watson Kakar	(Principal Executive Officer)

/s/ Dana Barsky	President and Director	March 18, 2022
Dana Barsky

/s/ Rahul Kakar	Chief Financial Officer and Chief Operations Officer	March 18, 2022
Rahul Kakar	(Principal Financial and Accounting Officer)

/s/ David Birnbaum	Co-president and Chief Commercial Officer	March 18, 2022
David Birnbaum

/s/ Vikram Gandhi	Chairperson of the Board and Director	March 18, 2022
Vikram Gandhi

/s/ Isabelle Freidheim	Director	March 18, 2022
Isabelle Freidheim

/s/ Alex Roetter	Director	March 18, 2022
Alex Roetter