Form 10-Q
period 2022-03-31
Growth for Good Acquisition Corp
filed 2022-05-10
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

The Growth for Good Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41149	66-0987010
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

12 E 49th Street, 11th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(646) 450-1265

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, there were 26,100,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, respectively.

The Growth for Good Acquisition Corporation

Form 10-Q

For the Quarter Ended March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,334,425	$1,737,511
Prepaid expenses	602,472	654,912
Total current assets	1,936,897	2,392,423
Investments held in Trust Account	253,033,545	252,994,944
Total Assets	$254,970,442	$255,387,367

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$83,771	$43,873
Accrued expenses	22,315	19,332
Accrued offering costs	—	89,231
Total current liabilities	106,086	152,436
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	8,961,086	9,007,436

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value	253,000,000	253,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(6,991,357)	(6,620,782)
Total shareholders’ deficit	(6,990,644)	(6,620,069)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$254,970,442	$255,387,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Operating costs	$409,176
Loss from operations	(409,176)
Unrealized gain on investments held in Trust Account	15,825
Interest and dividend income on investments held in Trust Account	22,776
Net loss	$(370,575)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	6,325,000	633	$—	$(6,620,782)	$(6,620,069)
Net loss	—	—	—	—	—	(370,575)	(370,575)
Balance - March 31, 2022 (unaudited)	800,000	$80	6,325,000	$633	$—	$(6,991,357)	$(6,990,644)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(370,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(15,825)
Interest and dividend income on investments held in Trust Account	(22,776)
Changes in operating assets and liabilities:
Prepaid expenses	52,440
Accounts payable	39,899
Accrued expenses	2,982
Net cash used in operating activities	(313,855)

Cash Flows from Financing Activities:
Payment of offering costs	(89,231)
Net cash used in financing activities	(89,231)

Net Change in Cash	(403,086)
Cash - Beginning of period	1,737,511
Cash - End of period	$1,334,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity during the three months ended March 31, 2022 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $253,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to G4G Sponsor LLC (the “Sponsor”), including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $8,000,000, which is described in Note 4.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will provide the holders of its Public Shares (the “Public Shareholders”) sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in the discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees (the “Initial Shareholders”) have agreed that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment

If the Company has not completed the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their right to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 21, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and Cash Equivalents

The Company had $1,334,425 and $1,737,511 in cash as of March 31, 2022, and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities will be reported in the condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At March 31, 2022 and December 31, 2021, the investments held in the Trust Account totaled $253,033,545 and $252,994,944, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption	$253,000,000

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. As such, the Company recorded $13,303,666 of offering costs as a reduction of temporary equity in connection with the Public Shares and $1,231,065 of offering costs as a reduction of permanent equity in connection with the Public Warrants (as defined in Note 3), Rights (as defined in Note 3), Private Placement Shares (as defined in Note 4), and Private Placement Warrants (as defined in Note 4).

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March
	31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(298,290)	$(72,285)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The carrying amounts reflected in the condensed balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The Public Warrants and Private Placement Warrants are equity classified.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Additionally, the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine has resulted in geopolitical and macroeconomic uncertainty. As a result of such military action and the global response, including economic sanctions and other restrictive measures, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 Units, including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share, one right (“Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Right entitles the holder thereof to receive one-sixteenth (1/16) of one Class A ordinary share upon the consummation a Business Combination (see Note 6). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $8,000,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-half of one warrant (“Private Placement Warrant”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless (see Note 6).

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $75,000 in expenses under this agreement for the three months ended March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021,  there were 26,100,000  Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there was 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2022 and December 31, 2021, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Company may redeem the Public Warrants

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the last reported closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders; and

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$253,033,545	$253,033,545	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$252,994,944	$252,994,944	$—	$—

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to The Growth for Good Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to G4G Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our “initial Business Combination.” We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through December 31, 2021 and for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the three months ended March 31, 2022, we had a net loss of $370,575, which resulted from operating costs of $409,176 partially offset by interest and dividend income from the Trust Account of $22,776 and an unrealized gain on investments held in the Trust Account of $15,825.

Liquidity and Capital Resources

On December 14, 2021, we consummated our Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the units sold, the “Public Shares”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds to the Company of $253,000,000.

Simultaneously with the closing of our Initial Public Offering, we completed the private sale of 800,000 Units to G4G Sponsor LLC (the “Sponsor”) at a purchase price of $10.00 per unit (the “Private Placement Units”), including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $8,000,000.

For the three months ended March 31, 2022, net cash used in operating activities was $313,855, which was due to our net loss of $370,575, an unrealized gain on investments held in the Trust Account of $15,825 and interest and dividend income from the Trust Account of $22,776; partially offset by changes in working capital accounts of $95,321.

For the three months ended March 31, 2022, net cash used in financing activities of $89,231 was comprised solely from payment of offering costs.

As of March 31, 2022, we had investments held in the Trust Account of $253,033,545. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,334,425 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the warrants included in the Private Placement Units (the “Private Placement Warrants”) and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Units, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans, and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the holders of the Public Shares (the “Public Shareholders”) having the right to exchange their ordinary shares for cash, securities or other property.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The warrants included in the Units sold in our Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are equity classified.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022, except as disclosed below. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 21, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with the closing of our Initial Public Offering and the underwriters exercise of the over-allotment, we completed the private sale of an aggregate of 800,000 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds, before expenses, of $8,000,000. The Private Placement Units have terms and provisions that are identical to those of Units sold in our Initial Public Offering, subject to certain limited exceptions, including that the Private Placement Units do not contain rights.

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

A total of $253,000,000 from the Initial Public Offering and sale of the Private Placement Units were deposited in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on November 24, 2021).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on December 14, 2021).

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Growth for Good Acquisition Corporation
(Registrant)

Dated: May 10, 2022

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2022

	By:	/s/ Rahul Kakar
	Name:	Rahul Kakar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)