Form 10-Q
period 2022-06-30
Growth for Good Acquisition Corp
filed 2022-08-10
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 10, 2022, there were 26,100,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, respectively.

The Growth for Good Acquisition Corporation

Form 10-Q

For the Quarter Ended June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,173,349	$1,737,511
Prepaid expenses	495,411	654,912
Total current assets	1,668,760	2,392,423
Investments held in Trust Account	253,253,875	252,994,944
Total Assets	$254,922,635	$255,387,367

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$223,911	$43,873
Accrued expenses	30,259	19,332
Accrued offering costs	—	89,231
Total current liabilities	254,170	152,436
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	9,109,170	9,007,436

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,300,000 shares at redemption value	253,153,875	253,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(7,341,123)	(6,620,782)
Total shareholders’ deficit	(7,340,410)	(6,620,069)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$254,922,635	$255,387,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating costs	$416,221	$825,397
Loss from operations	(416,221)	(825,397)
Unrealized gain (loss) on investments held in Trust Account	(10,769)	5,056
Interest and dividend income on investments held in Trust Account	231,099	253,875
Net loss	$(195,891)	$(566,466)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000	26,100,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000	6,325,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	80	6,325,000	633	—	(6,620,782)	(6,620,069)
Net loss	—	—	—	—	—	(370,575)	(370,575)
Balance - March 31, 2022 (unaudited)	800,000	80	6,325,000	633	—	(6,991,357)	(6,990,644)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(153,875)	(153,875)
Net loss	—	—	—	—	—	(195,891)	(195,891)
Balance - June 30, 2022 (unaudited)	800,000	$80	6,325,000	$633	—	$(7,341,123)	$(7,340,410)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(566,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(5,056)
Interest and dividend income on investments held in Trust Account	(253,875)
Changes in operating assets and liabilities:
Prepaid expenses	159,501
Accounts payable	180,038
Accrued expenses	10,927
Net cash used in operating activities	(474,931)

Cash Flows from Financing Activities:
Payment of offering costs	(89,231)
Net cash used in financing activities	(89,231)

Net Change in Cash	(564,162)
Cash - Beginning of period	1,737,511
Cash - End of period	$1,173,349

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity during the six months ended June 30, 2022 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest income from the proceeds derived from the initial public offering.

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

JUNE 30, 2022

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

The Company’s Sponsor, executive officers and directors (the “Initial Shareholders”) have agreed that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment

If the Company has not completed the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

JUNE 30, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 21, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company had $1,173,349 and $1,737,511 in cash as of June 30, 2022, and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities will be reported in the condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At June 30, 2022 and December 31, 2021, the investments held in the Trust Account totaled $253,253,875 and $252,994,944, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses) (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares $153,875 of as of June 30, 2022.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Plus:
Remeasurement of carrying value to redemption value	153,875
Class A ordinary shares subject to possible redemption at June 30, 2022	$253,153,875

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

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per
Numerator:
Net loss	$(157,679)	$(38,212)	$(455,969)	$(110,497)
Denominator:
Basic and diluted weighted	26,100,000	6,325,000	26,100,000	6,325,000
Basic and diluted net loss per	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of June 30, 2022, the Company had $1,173,349 in cash held outside of the Trust Account and a working capital surplus of $1,414,590. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $75,000 and $150,000 in expenses under this agreement for the three and six months ended June 30, 2022, respectively.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there was 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2022 and December 31, 2021, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

JUNE 30, 2022

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$253,253,875	$253,253,875	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$252,994,944	$252,994,944	$—	$—

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through December 31, 2021 and for the three and six months ended June 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the three months ended June 30, 2022, we had a net loss of $195,891, which resulted from operating costs of $416,221 partially offset by interest and dividend income from the Trust Account of $231,099 and an unrealized gain on investments held in the Trust Account of $10,769.

During the six months ended June 30, 2022, we had a net loss of $566,466, which resulted from operating costs of $825,397, partially offset by interest and dividend income from the Trust Account of $253,875 and an unrealized gain on investments held in the Trust Account of $5,056.

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

For the six months ended June 30, 2022, net cash used in operating activities was $474,931, which was due to our net loss of $566,466, an unrealized gain on investments held in the Trust Account of $5,056 and interest and dividend income from the Trust Account of $253,875; partially offset by changes in working capital accounts of $350,466.

For the six months ended June 30, 2022, net cash used in financing activities of $89,231 was comprised solely from payment of offering costs.

As of June 30, 2022, we had investments held in the Trust Account of $253,253,875. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,173,349 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022, except as disclosed below. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

As of June 30, 2022, the Company had $1,173,349 in cash held outside of the Trust Account and a working capital surplus of $1,414,590. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Dated: August 10, 2022

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2022

	By:	/s/ Rahul Kakar
	Name:	Rahul Kakar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)