Form 10-Q
period 2022-09-30
Growth for Good Acquisition Corp
filed 2022-11-04
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 26,100,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, respectively.

The Growth for Good Acquisition Corporation

Form 10-Q

For the Quarter Ended September 30, 2022

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	F-2
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	F-2
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from July 2, 2021 (inception) through September 30, 2021 (Unaudited)	F-3

Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the period from July 2, 2021 (inception) through September 30, 2021 (Unaudited)

		F-4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from July 2, 2021 (inception) through September 30, 2021 (Unaudited)	F-5
	Notes to Unaudited Condensed Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	Signatures	25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$989,031	$1,737,511
Prepaid expenses	391,132	654,912
Total current assets	1,380,163	2,392,423
Investments held in Trust Account	254,080,534	252,994,944
Total Assets	$255,460,697	$255,387,367

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$368,115	$43,873
Accrued expenses	22,315	19,332
Accrued offering costs	—	89,231
Total current liabilities	390,430	152,436
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	9,245,430	9,007,436

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,300,000 shares at redemption value of $10.00 per share	253,980,534	253,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding	633	633
Additional paid-in capital	—	—
Accumulated deficit	(7,765,980)	(6,620,782)
Total shareholders’ deficit	(7,765,267)	(6,620,069)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$255,460,697	$255,387,367

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period
			from July 2,
			2021 (inception)
	Three Months ended	Nine Months Ended	through
	September 30, 2022	September 30, 2022	September 30, 2021
Operating costs	$424,857	$1,250,254	$5,500
Loss from operations	(424,857)	(1,250,254)	(5,500)
Unrealized gain on investments held in Trust Account	98,051	103,107	—
Interest and dividend income on investments held in Trust Account	728,608	982,483	—
Net income (loss)	$401,802	$(164,664)	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000	26,100,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.01)	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000	6,325,000	6,325,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)
Net loss	—	—	—	—	—	(370,575)	(370,575)
Balance - March 31, 2022	800,000	80	6,325,000	633	—	(6,991,357)	(6,990,644)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(153,875)	(153,875)
Net loss	—	—	—	—	—	(195,891)	(195,891)
Balance - June 30, 2022	800,000	80	6,325,000	633	—	(7,341,123)	(7,340,410)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(826,659)	(826,659)
Net income	—	—	—	—	—	401,802	401,802
Balance - September 30, 2022	800,000	$80	6,325,000	$633	$—	$(7,765,980)	$(7,765,267)

FOR THE PERIOD FROM JULY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - July 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - September 30, 2021	—	$—	6,325,000	$633	$24,367	$(5,500)	$19,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the period
		from July 2, 2021
	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(164,664)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(103,107)	—
Interest and dividend income on investments held in Trust Account	(982,483)	—
Changes in operating assets and liabilities:
Prepaid expenses	263,780	—
Accounts payable	324,242	—
Accrued expenses	2,983	5,500
Net cash used in operating activities	(659,249)	—

Cash Flows from Financing Activities:
Payment of offering costs	(89,231)	—
Net cash used in financing activities	(89,231)	—

Net Change in Cash	(748,480)	—
Cash - Beginning of period	1,737,511	—
Cash - End of period	$989,031	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in promissory note - related party	$—	$76,528
Deferred offering costs included in accrued offering costs	$—	$173,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity during the nine months ended September 30, 2022 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 21, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company had $989,031 and $1,737,511 in cash as of September 30, 2022, and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities will be reported in the condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. At September 30, 2022 and December 31, 2021, the investments held in the Trust Account totaled $254,080,534 and $252,994,944, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses) (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares $980,534 of as of September 30, 2022.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption at December 31, 2021	253,000,000
Plus:
Accretion of carrying value to redemption value	980,534
Class A ordinary shares subject to possible redemption at September 30, 2022	$253,980,534

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

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and Rights to purchase an aggregate of 14,631,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants and Rights is contingent upon the occurrence of future events.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

					For the period from July 2, 2021
					(inception) through
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$323,424	$78,378	$(132,544)	$(32,120)	$—	$(5,500)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000	26,100,000	6,325,000	—	6,325,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.01)	$(0.01)	$0.00	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As of September 30, 2022, the Company had $989,031 in cash held outside of the Trust Account and a working capital surplus of $989,733. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $75,000 and $225,000 in expenses under this agreement for the three and nine months ended September 30, 2022, respectively.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there was 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2022 and December 31, 2021, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

SEPTEMBER 30, 2022

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market Investments	$254,080,534	$254,080,534	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
Money Market Investments	$252,994,944	$252,994,944	$—	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through September 30, 2021 and for the three and nine months ended September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the three months ended September 30, 2022, we had a net income of $401,802, which resulted from operating costs of $424,857 offset by interest and dividend income from the Trust Account of $728,608 and an unrealized gain on investments held in the Trust Account of $98,051.

During the period from July 2, 2022 (inception) through September 30, 2021, we had a net loss of $5,500, which resulted entirely from operating costs.

During the nine months ended September 30, 2022, we had a net loss of $164,664, which resulted from operating costs of $1,250,254, partially offset by interest and dividend income from the Trust Account of $982,483 and an unrealized gain on investments held in the Trust Account of $103,107.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $659,249, which was due to our net loss of $164,664, an unrealized gain on investments held in the Trust Account of $103,107 and interest and dividend income from the Trust Account of $982,483; partially offset by changes in working capital accounts of $591,005.

For the period from July 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $5,500, offset by the changes in working capital of $5,500.

For the period from July 2, 2021 (inception) through September 30, 2021, there was no financing activity.

For the nine months ended September 30, 2022 and for the period from July 2, 2021 (inception) through September 30, 2021, there was no investing activity.

As of September 30, 2022, we had investments held in the Trust Account of $254,080,534. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $989,031 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of September 30, 2022, the Company had $989,031 in cash held outside of the Trust Account and a working capital surplus of $989,733. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Critical Accounting Estimates and Policies

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the Public Warrants or rights included in the Units in our Initial Public Offering, and Private Placement Warrants to purchase an aggregate of 14,631,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Growth for Good Acquisition Corporation
(Registrant)

Dated: November 4, 2022

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2022

	By:	/s/ Rahul Kakar
	Name:	Rahul Kakar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)