Form 10-K
period 2022-12-31
Growth for Good Acquisition Corp
filed 2023-03-20
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s Class A Ordinary Shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $248,699,000.

As of March 20, 2023, there were 26,100,000 Class A Ordinary Shares and 6,325,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”), references to:

●	“Class A Ordinary Shares” are to the Class A ordinary shares, par value $0.0001 per share, of the Company;
●	“Class B Ordinary Shares” are to the Class B ordinary shares, par value $0.0001 per share, of the Company;
●	“Business Combination” are to the Company’s prospective merger with an alternative business;
●	“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes , if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The Completion Window ends June 14, 2023 (or September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of $2,530,000, into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association;
●	“Founder Shares” are to the Class B Ordinary Shares initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A Ordinary Shares will not be “public shares”);
●	“Initial Public Offering” are to the Company’s initial public offering of Units;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;
●	“Private Placement Units” are to the units issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any, which private placement units are identical to the units sold in our Initial Public Offering, subject to certain limited exceptions, including that the Private Placement Units do not contain rights, among other exceptions, as described herein;
●	“public shares” are to the Class A Ordinary Shares sold as part of the units in our Initial Public Offering (whether purchased in our Initial Public Offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“Sponsor” are to G4G Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, in which proceeds from the Initial Public Offering and sale of Private Placement Units are held;
●	“Units” are to the units sold in the Initial Public Offering, consisting of Class A Ordinary Shares, rights to purchase one-sixteenth (1/16) of one Class A Ordinary Share upon an initial Business Combination and warrants to purchase one-half of one Class A Ordinary Share; and
●	“we,” “us,” “our,” “the Company” or “our company” are to The Growth for Good Acquisition Corporation, a Cayman Islands exempted company, or where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed Business Combination with Zero Nox, Inc., a Wyoming corporation (“ZeroNox”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, any statements relating to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination, including our recently announced proposed Business Combination with ZeroNox;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our future financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual results will not materially differ from expectations. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with ZeroNox (the “ZeroNox Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

A significant, although not sole, focus for us are “climate tech companies.” In order to achieve regional net zero emissions by 2050, as European Union and U.S. policy has proposed, an IEA report estimates that annual clean energy investment needs to more than triple by 2030 to over $4 trillion. Over the next three decades, that represents well over $100 trillion total in clean energy investment. Additionally, the IREA estimates that energy transition investment must increase approximately 30% over planned investment to a total of $131 trillion between 2021 and 2050 to limit global temperature rise to 1.5° Celsius and bring CO2 emissions to net zero. We intend to target companies that are well-positioned to absorb the coming capital in order to scale-up and win during the transitions that are taking place not just in energy, but in multiple sectors that play crucial roles in the net zero transition. Sectors of interest include food and agriculture, energy, the built environment, transportation, consumer goods and heavy industry, among others.

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

Ms. Isabelle Freidheim, Member of the Board of Directors

Isabelle Freidheim serves as a member of our Board of Directors. Since August 2021, she has served as Chief Executive Officer of Athena Technology Acquisition Corporation II and has also served as the company’s Chairman of its Board of Directors. Additionally, Ms. Freidheim is a founder of Athena Consumer Acquisition Corp. and since June 2021 has served as the company’s Chairman of its Board of Directors. Additionally, from 2018 to 2021, Ms. Freidheim has been co-founder and managing partner of Castle VC (formerly Starwood VC), a firm making investments in technology businesses, where she has led investments in both early-stage and late-stage, pre- initial public offering companies and is engaged in deal sourcing, due diligence and assisting portfolio companies. In March 2021, Ms. Freidheim launched Athena Technology Acquisition Corporation, an all-woman-led $250 million blank check company, serving as Chair of the Board of Directors. In July 2021, Athena announced a merger transaction with Heliogen.

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

Advisory Board Members

Mr. Christopher Bradley

Mr. Bradley serves as a member of our Advisory Board. Mr. Bradley is a Managing Director at Mistral Private Equity, which he joined in 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and has announced a proposed business combination with Quality Gold, Inc. In addition, he has been serving as the Chief Financial Officer and Secretary of AFAQ, a blank check company in the process of its initial public offering, since January 2021. From 2021 until its business combination in March of 2022, Mr. Bradley served as the Chief Financial Officer of Haymaker III.  From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II. From 2017 until its business combination in March 2019, he was an officer of Haymaker Acquisition Corp. I. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, as a Manager in Burger King’s strategy group in 2004, and as a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley received his Master of Business Administration from the Harvard Business School and his Bachelor of Arts degree from the University of Chicago.

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

Furthermore, our team is comprised of seasoned operators in the sustainability space. Our operational experience enables us to help with business strategy, to facilitate industry connections, to assist in potential offtake agreements, to help create linkages for potential strategic partnerships and so on.

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

Our target company identification, assessment and selection process will follow a rigorous investment process, informed by the extensive experience of our team in the identification and implementation of mergers, acquisitions and capital raising initiatives. Consistent with our mission and business strategy, we plan to identify high-quality targets run by top-tier teams that are pursuing large and growing addressable market opportunities. If the proposed ZeroNox Business Combination is not consummated, we expect to be guided by the criteria outlined below in evaluating opportunities, but we may decide to complete a Business Combination with a target business that does not meet some or all of these criteria.

We intend to focus on targets that we believe offer:

●	best-in-class inclusion and sustainability solutions to the market that will continue to be buoyed by macro trends going forward;
●	a current defensible market position and a strong growth trajectory expected to generate highly attractive risk-adjusted returns for our shareholders, as exemplified by qualities such as differentiated technology, economies of scale, partnerships and agreements, brand value, distribution capabilities, or other competitive advantages along their value chain;
●	an experienced management team and board with a proven track record that will benefit from our team’s collective experience, operational expertise, financial acumen, strategic insight, network and capital markets expertise; and
●	are at an inflection point where they can be acquired at an attractive valuation and be well-received by public investors.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (as revised) of the Cayman Islands (the “Companies Act”). As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (a) on or in respect of our shares, debentures or other obligations or (b) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Initial Public Offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a Business Combination in the amount of $248,879,253, as of December 31, 2022, after payment of $8,855,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Proposed ZeroNox Business Combination

Merger Agreement

The Company is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ZeroNox, Inc., a Wyoming corporation (“ZeroNox”), and the G4G Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”).

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i)at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and the Wyoming Business Corporation Act, Merger Sub will merge with and into ZeroNox, the separate corporate existence of Merger Sub will cease and ZeroNox will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
(ii)as a result of the Merger, among other things, all outstanding shares of ZeroNox common stock will be canceled in exchange for the right to receive, in the aggregate, a number of shares of G4G Common Stock (as defined below) equal to the quotient obtained by dividing (x) $225,000,000 by (y) $10.00; and
(iii)upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “ZeroNox Holdings, Inc.”

The Merger Agreement also provides, among other thing, that the ZeroNox stockholders may receive an earnout payment following the Closing of up to 7,500,000 shares of G4G Common Stock, in three equal tranches of 2,500,000 shares of G4G Common Stock, subject to the achievement of the following achievement triggers, respectively:

(i)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $12.50 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2025;
(ii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $15.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2026; and
(iii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $20.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2027;

provided that each achievement trigger will only occur once, if at all, and in no event will the ZeroNox stockholders be entitled to receive more than an aggregate of 7,500,000 earnout shares.

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

The Domestication

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, the Companies Act (Revised) of the Cayman Islands (the “CICA”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), the Company will effect a deregistration under Part XII of the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company (“G4G Class A Common Shares”), will convert automatically into one share of common stock, par value $0.0001, of the Company (after its Domestication) (the “Domesticated G4G Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (“G4G Class B Common Shares”), will convert automatically into one share of Domesticated G4G Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into one warrant to acquire one share of Domesticated G4G Common Stock (“Domesticated G4G Warrant”), pursuant to the Warrant Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, (iv) each then issued and outstanding unit of the Company will convert automatically into one share of Domesticated G4G Common Stock, one-half of one Domesticated G4G Warrant and one Domesticated G4G Right (as defined below), and (v) each then issued and outstanding right of the Company entitling the holder thereof to receive one-sixteenth (1/16) of one G4G Class A Common Share upon the consummation of the Company’s Business Combination shall convert automatically into one right to acquire one-sixteenth of one share of Domesticated G4G Common Stock upon the consummation of the Company’s Business Combination, pursuant to the terms of the Rights Agreement, dated as of December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as rights agent (a “Domesticated G4G Right”).

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the shareholders of the Company and ZeroNox, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) receipt of approval for listing on the Nasdaq or an alternative exchange, as applicable, the shares of Domesticated G4G Common Stock to be issued in connection with the Merger, (iv) that G4G have at least $5,000,001 of net tangible assets upon Closing), except in the event that the Company’s governing documents shall have been amended to remove such requirement prior to or concurrently with the Closing, and (v) the absence of any injunctions.

Another condition to ZeroNox’s obligations to consummate the Merger is that the Domestication has been completed.  Further, another condition to the Company’s obligations to consummate the Merger is the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on ZeroNox.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) ZeroNox to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of ZeroNox, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company shareholders of certain proposals regarding the Business Combination (including the Domestication) and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by G4G, Merger Sub, and ZeroNox. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and ZeroNox, (ii) by ZeroNox, if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by the Company, if Company Equityholder Approval (as defined in the Merger Agreement) is not obtained by 11:59 p.m. Eastern Time on the twentieth (20th) day after the date of the Merger Agreement and (iv) by either the Company or ZeroNox in certain other circumstances set forth in the Merger Agreement, including (a) if certain approvals of the shareholders of the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein (b) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (c) in the event of certain uncured breaches by the other party or (d) if the Closing has not occurred on or before the latest of (A) June 14, 2023, (B) if an extension without the ZeroNox’s approval is obtained at the election of the Company, with or without the Company shareholder vote, in accordance with the Company’s governing documents, September 14, 2023 and (C) if one or more extensions to a date following September 14, 2023 with the ZeroNox’s approval are obtained at the election of G4G, with G4G shareholder vote, in accordance with the Company’s governing documents, the last date for the Company to consummate a Business Combination pursuant to such Extensions, unless the Company is in material breach of the Merger Agreement.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Certain Related Agreements

Sponsor Support Agreement

On March 7, 2023, the Company also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) by and among ZeroNox, the Company, G4G Sponsor LLC, a Delaware limited liability company (the “Sponsor Holdco”), and the other parties thereto (collectively with the Sponsor Holdco, the “Sponsors”), pursuant to which each Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Each Sponsor additionally agreed that, effective as of and conditioned upon the Closing, (i) the Sponsor Holdco will forfeit 790,625 G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof.

Each Sponsor further agreed that, effective as of and conditioned upon the Closing, the Sponsor Holdco will forfeit up to 1,000,000 additional G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof (the “Redemption Forfeited Shares”), as follows:

(i)1,000,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 95% or more of G4G Class A Common Shares elect to effect an Acquiror Share Redemption (as defined in the Merger Agreement) prior to the Effective Time;
(ii)750,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 90% but less than 95% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time;
(iii)250,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 85% but less than 90% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time; and
(iv)no Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 85% or less of G4G Class A Common Shares elect to effect an Acquiror Share Redemption.

Each Sponsor additionally agreed that the Sponsor Holdco will not transfer, assign or sell during the period from the Closing through and including the earlier of (x) the fifth anniversary of the Closing and (y) the consummation of a Change in Control (as defined in the Sponsor Support Agreement) (the “Lock-Up Period”), (i) in the case of Basic Lock-Up Shares (as defined in the Sponsor Support Agreement), until the 360th day after the Closing; (ii) in the case of 790,625 Deferral Pool Lock-Up Shares (as defined in the Sponsor Support Agreement), until the VWAP (as defined in the Sponsor Support Agreement) of one share of Domesticated G4G Common Stock equals or exceeds $12.50 per share for 10 of any 20 consecutive trading days during the Lock-Up Period; and (iii) in the case of the remaining 790,625 Deferral Pool Lock-Up Shares, until such time as the VWAP of one share of Domesticated G4G Common Stock equals or exceeds $15.00 per share for 10 of any 20 consecutive trading days during the Lock-Up Period.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Company Support Agreement

On March 7, 2023, the Company also entered into a Company Support Agreement (the “Company Support Agreement”) by and among the Company, ZeroNox and certain shareholders of ZeroNox (the “ZeroNox Holders”), pursuant to which the ZeroNox Holders agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Company Support Agreement.

The foregoing description of the Company Support Agreement is qualified in its entirety by reference to the full text of the Company Support Agreement, a copy of which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor and certain equityholders of ZeroNox and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated G4G Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

The Registration Rights Agreement contemplates that, at the Closing, the Lock-up Parties (as defined in the Registration Rights Agreement) will agree not to transfer, assign or sell the Lock-up Shares (as defined in the Registration Rights Agreement) until the date that is 360 days after the Closing.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

For more information about the Merger Agreement and the proposed ZeroNox Business Combination, see our Current Report on Form 8-K filed with the SEC on March 8, 2023 and March 9, 2023 and the ZeroNox Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed ZeroNox Business Combination and does not contain the risks associated with the proposed ZeroNox Business Combination. Such risks and effects relating to the proposed ZeroNox Business Combination will be included in the ZeroNox Disclosure Statement.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement Units, or Ordinary Shares, debt, or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

●	we issue (other than in a public offering) Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (excluding the private placement shares underlying the Private Placement Units) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the private placement shares underlying the Private Placement Units);
●	any of our directors, officers or substantial shareholder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly (or such persons collectively have a 10% or greater interest), in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or 5% or more; or
●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed Business Combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

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

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $815,643 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. If the proposed ZeroNox Business Combination is not consummated, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Human Capital

We currently have five executive officers and do not intend to have any full time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based on the status of the proposed ZeroNox Business Combination and, if the proposed ZeroNox Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A.   Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks and uncertainties described below, together with the other information contained in this Report, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed ZeroNox Business Combination, see the "Risk Factors" section of the ZeroNox Disclosure Statement that we will file with the SEC.

The following summary highlights some of the risks we face:

●	We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or future performance of the business we may acquire.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.
●	Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.
●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate throughout the Completion Window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

This summary is not complete. You should review and consider carefully all of the risks and uncertainties described in this Part I, Item 1A, “Risk Factors,” which includes a more complete discussion of the risks summarized above as well as additional risks that we face. For risk factors related to the proposed ZeroNox Business Combination, see the "Risk Factors" section of the ZeroNox Disclosure Statement that we will file with the SEC.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

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

Our Sponsor and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial shareholders’ Founder Shares, we would need 9,487,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,581,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,300,000 public shares issued and outstanding as of March 20, 2023 to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination within the Completion Window, which ends June 14, 2023 (or by September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Completion Window. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the Special Purpose Acquisition Company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic, other global events, and the overall status of debt and equity markets.

Our ability to complete an initial Business Combination may be frustrated by global events, including the COVID-19 pandemic, geopolitical turmoil and the implementation of economic sanctions, economic or industry sector downturns, and the overall status of debt and equity markets.

The COVID-19 pandemic has had, and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) could have, an adverse impact on the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others.

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy and the specific Impact on the Company’s ability to consummate a Business Combination are not yet determinable.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to complete an initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination within the Completion Window, which ends June 14, 2023 (or September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 into the Trust Account), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic and COVID-19 variants continue to affect both the U.S. and other jurisdictions and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our rights and warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate throughout the Completion Window, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate throughout the Completion Window, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or a merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only an estimated $10.00 per public share, or possibly less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present the operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous financial, economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units available to us prove to be insufficient for us to complete our initial Business Combination, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled either to restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our rights and warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

Due to the number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of Business Combination targets and the cost of our initial Business Combination, and could even result in our inability to find a target or to consummate an initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial Business Combination and/or complete our initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate, or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate, an initial Business Combination on terms favorable to our investors altogether.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

We cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50.0 million) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial Business Combination.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A Ordinary Shares, rights and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities , including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, shareholders will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial Business Combination than companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations only having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $261,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense, and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

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

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement related to the Initial Public Offering, or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct, or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis,” in accordance with Section 3(a)(9) of the Securities Act, and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, nor exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant, and such warrant may have no value and may expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary Shares underlying their warrants, while holders of our public warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. If and when the warrants become redeemable by us, we may exercise our redemption right, even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above, even if the holders are otherwise unable to exercise their warrants.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-

thirds of our Ordinary Shares who attend and vote at a general meeting of the company, or a unanimous written resolution of all shareholders entitled to vote, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our Ordinary Shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by at least two-thirds of our Ordinary Shares who attend and vote at our general meeting, which shall include the affirmative vote of a simple majority of our Class B Ordinary Shares, or a unanimous written resolution of all shareholders entitled to vote. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A Ordinary Shares (excluding the private placement shares underlying the Private Placement Units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement, and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding Ordinary Shares (excluding the private placement shares underlying the Private Placement Units). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A Ordinary Shares in the open market or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in the prospectus related to the Initial Public Offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares.

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

Notwithstanding the foregoing, these provisions of the warrant and rights agreements do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of, and consented to, the forum provisions in our warrant and rights agreement, as applicable. If any action, the subject matter of which is within the scope of the forum provisions of the warrant or rights agreement, as applicable, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such warrant holder or rights holder, as applicable, in any such enforcement action by service upon such warrant or rights holder’s counsel in the foreign action as agent for such warrant holder or right holder, as applicable.

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

We have the ability to redeem issued and outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Class A Ordinary Shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above, even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to (a) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants, or (c) accept the nominal redemption price which, at the time the issued and outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

The private placement warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each Unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other blank check companies whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included one whole warrant or a greater fraction of one whole warrant to purchase one share.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary Shares at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $8,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,000,000 purchase price for the Private Placement Units. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,325,000 Founder Shares would have an aggregate implied value of $63,250,000. Even if the trading price of our Ordinary Shares were as low as $1.27 per share, and the private placement warrants were worthless, the value of the Founder Shares would be greater than the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

An active trading market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to or otherwise have an interest in, other entities and any other special purpose acquisition company in which they may become involved with, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and if such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Our Sponsor holds in the aggregate 6,325,000 Founder Shares, representing 20.0% of the total outstanding shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor holds an aggregate of 800,000 Private Placement Units, that will also be worthless if we do not complete our initial Business Combination. The Founder Shares are identical to the Class A Ordinary Shares except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial Business Combination; (b) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated our initial Business Combination within the Completion Window or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the Founder Shares are automatically convertible into Class A Ordinary Shares at the time of our initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the Founder Shares are entitled to registration rights; and (5) only holders of the Founder Shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a

Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the deadline for the completion of our Business Combination nears.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of March 20, 2023, there were 452,900,000 and 13,675,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding rights, warrants or shares issuable upon conversion of the Class B Ordinary Shares, if any. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof, as described herein and in our amended and restated memorandum and articles of association. As of March 20, 2023, there were no preference shares issued and outstanding.

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

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;
●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;
●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares, rights and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

We may be a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares, rights and/or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year and our subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would currently be unavailable with respect to our rights or warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (a) the market value of our Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (b) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates, equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of our board of directors to designate the terms of and issue a new series of preference shares, and the fact that prior to the completion of our initial Business Combination, only holders of our Class B Ordinary Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, global hostilities, and wars; and
●	deterioration of political relations with the U.S.

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

As of December 31, 2022, the Company had $815,643 in cash held outside of the Trust Account and a working capital surplus of $635,473. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

(a)Market Information

Our Units, Class A Ordinary Shares, rights and warrants are each traded on the Nasdaq under the symbols “GFGDU,” “GFGD,” “GFGDR” and “GFGDW, respectively. Our Units commenced public trading on December 10, 2021, and our Class A Ordinary Shares, rights and warrants commenced public trading separately on January 31, 2022.

(b)Holders

On March 20, 2023, there were two holders of record of our Units, one holder of record of our shares of Class A Ordinary Shares, one holder of record of our rights and 1 holder of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

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

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)Use of Proceeds from the Initial Public Offering

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

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” in this Report. This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report, as well as the “Risk Factors” section set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with ZeroNox (the “ZeroNox Business Combination”).

Overview

We are a blank check company incorporated on July 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial Business Combination.” We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, equity and debt.

Recent Development

Proposed ZeroNox Business Combination

Merger Agreement

The Company is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ZeroNox, Inc., a Wyoming corporation (“ZeroNox”), and the G4G Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”).

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i)at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and the Wyoming Business Corporation Act, Merger Sub will merge with and into ZeroNox, the separate corporate existence of Merger Sub will cease and ZeroNox will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
(ii)as a result of the Merger, among other things, all outstanding shares of ZeroNox common stock will be canceled in exchange for the right to receive, in the aggregate, a number of shares of G4G Common Stock (as defined below) equal to the quotient obtained by dividing (x) $225,000,000 by (y) $10.00; and
(iii)upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “ZeroNox Holdings, Inc.”

The Merger Agreement also provides, among other thing, that the ZeroNox stockholders may receive an earnout payment following the Closing of up to 7,500,000 shares of G4G Common Stock, in three equal tranches of 2,500,000 shares of G4G Common Stock, subject to the achievement of the following achievement triggers, respectively:

(i)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $12.50 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2025;
(ii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $15.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2026; and
(iii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $20.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2027;

provided that each achievement trigger will only occur once, if at all, and in no event will the ZeroNox stockholders be entitled to receive more than an aggregate of 7,500,000 earnout shares.

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

The Domestication

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, the Companies Act (Revised) of the Cayman Islands (the “CICA”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), the Company will effect a deregistration under Part XII of the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company (“G4G Class A Common Shares”), will convert automatically into one share of common stock, par value $0.0001, of the Company (after its Domestication) (the “Domesticated G4G Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (“G4G Class B Common Shares”), will convert automatically into one share of Domesticated G4G Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into one warrant to acquire one share of Domesticated G4G Common Stock (“Domesticated G4G Warrant”), pursuant to the Warrant Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, (iv) each then issued and outstanding unit of the Company will convert automatically into one share of Domesticated G4G Common Stock, one-half of one Domesticated G4G Warrant and one Domesticated G4G Right (as defined below), and (v) each then issued and outstanding right of the Company entitling the holder thereof to receive one-sixteenth (1/16) of one G4G Class A Common Share upon the consummation of the Company’s Business Combination shall convert automatically into one right to acquire one-sixteenth of one share of Domesticated G4G Common Stock upon the consummation of the Company’s Business Combination, pursuant to the terms of the Rights Agreement, dated as of December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as rights agent (a “Domesticated G4G Right”).

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the shareholders of the Company and ZeroNox, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) receipt of approval for listing on the Nasdaq or an alternative exchange, as applicable, the shares of Domesticated G4G Common Stock to be issued in connection with the Merger, (iv) that G4G have at least $5,000,001 of net tangible assets upon Closing), except in the event that the Company’s governing documents shall have been amended to remove such requirement prior to or concurrently with the Closing, and (v) the absence of any injunctions.

Another condition to ZeroNox’s obligations to consummate the Merger is that the Domestication has been completed.  Further, another condition to the Company’s obligations to consummate the Merger is the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on ZeroNox.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) ZeroNox to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of ZeroNox, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company shareholders of certain proposals regarding the Business Combination (including the Domestication) and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by G4G, Merger Sub, and ZeroNox. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and ZeroNox, (ii) by ZeroNox, if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by the Company, if Company Equityholder Approval (as defined in the Merger Agreement) is not obtained by 11:59 p.m. Eastern Time on the twentieth (20th) day after the date of the Merger Agreement and (iv) by either the Company or ZeroNox in certain other circumstances set forth in the Merger Agreement, including (a) if certain approvals of the shareholders of the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein (b) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (c) in the event of certain uncured breaches by the other party or (d) if the Closing has not occurred on or before the latest of (A) June 14, 2023, (B) if an extension without the ZeroNox’s approval is obtained at the election of the Company, with or without the Company shareholder vote, in accordance with the Company’s governing documents, September 14, 2023 and (C) if one or more extensions to a date following September 14, 2023 with the ZeroNox’s approval are obtained at the election of G4G, with G4G shareholder vote, in accordance with the Company’s governing documents, the last date for the Company to consummate a Business Combination pursuant to such Extensions, unless the Company is in material breach of the Merger Agreement.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Certain Related Agreements

Sponsor Support Agreement

On March 7, 2023, the Company also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) by and among ZeroNox, the Company, G4G Sponsor LLC, a Delaware limited liability company (the “Sponsor Holdco”), and the other parties thereto (collectively with the Sponsor Holdco, the “Sponsors”), pursuant to which each Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Each Sponsor additionally agreed that, effective as of and conditioned upon the Closing, (i) the Sponsor Holdco will forfeit 790,625 G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof.

Each Sponsor further agreed that, effective as of and conditioned upon the Closing, the Sponsor Holdco will forfeit up to 1,000,000 additional G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof (the “Redemption Forfeited Shares”), as follows:

(i)1,000,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 95% or more of G4G Class A Common Shares elect to effect an Acquiror Share Redemption (as defined in the Merger Agreement) prior to the Effective Time;
(ii)750,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 90% but less than 95% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time;
(iii)250,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 85% but less than 90% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time; and
(iv)no Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 85% or less of G4G Class A Common Shares elect to effect an Acquiror Share Redemption.

Each Sponsor additionally agreed that the Sponsor Holdco will not transfer, assign or sell during the period from the Closing through and including the earlier of (x) the fifth anniversary of the Closing and (y) the consummation of a Change in Control (as defined in the Sponsor Support Agreement) (the “Lock-Up Period”), (i) in the case of Basic Lock-Up Shares (as defined in the Sponsor Support Agreement), until the 360th day after the Closing; (ii) in the case of 790,625 Deferral Pool Lock-Up Shares (as defined in the Sponsor Support Agreement), until the VWAP (as defined in the Sponsor Support Agreement) of one share of Domesticated G4G Common Stock equals or exceeds $12.50 per share for 10 of any 20 consecutive trading days during the Lock-Up Period; and (iii) in the case of the remaining 790,625 Deferral Pool Lock-Up Shares, until such time as the VWAP of one share of Domesticated G4G Common Stock equals or exceeds $15.00 per share for 10 of any 20 consecutive trading days during the Lock-Up Period.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Company Support Agreement

On March 7, 2023, the Company also entered into a Company Support Agreement (the “Company Support Agreement”) by and among the Company, ZeroNox and certain shareholders of ZeroNox (the “ZeroNox Holders”), pursuant to which the ZeroNox Holders agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Company Support Agreement.

The foregoing description of the Company Support Agreement is qualified in its entirety by reference to the full text of the Company Support Agreement, a copy of which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor and certain equityholders of ZeroNox and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated G4G Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

The Registration Rights Agreement contemplates that, at the Closing, the Lock-up Parties (as defined in the Registration Rights Agreement) will agree not to transfer, assign or sell the Lock-up Shares (as defined in the Registration Rights Agreement) until the date that is 360 days after the Closing.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.

For more information about the Merger Agreement and the proposed ZeroNox Business Combination, see our Current Report on Form 8-K filed with the SEC on March 8, 2023 and March 9, 2023 and the ZeroNox Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed ZeroNox Business Combination and does not contain the risks associated with the proposed ZeroNox Business Combination. Such risks and effects relating to the proposed ZeroNox Business Combination will be included in the ZeroNox Disclosure Statement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 and for the period from July 2, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the year ended December 31, 2022, we had a net income of $2,319,152, which resulted from interest and dividend income from the Trust Account of $1,903,452 and an unrealized gain on investments held in the Trust Account of $2,020,214, partially offset by operating costs of $1,604,514.

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

For the year ended December 31, 2022, net cash used in operating activities was $832,637, which was due to an unrealized gain on investments held in the Trust Account of $2,020,214 and interest and dividend income from the Trust Account of $1,903,452; partially offset by our net income of $2,319,152 and changes in working capital accounts of $771,877.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash used in operating activities was $696,989, which was due to changes in working capital of $591,707 and our net loss of $110,338, partially offset by the non-cash unrealized loss on investments held in the Trust Account added back to net income of $5,056.

For the year ended December 31, 2022, there was no investing activity.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash used in investing activities of $253,000,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited into a Trust Account.

For the year ended December 31, 2022, net cash used in financing activities of $89,231 was comprised solely from payment of offering costs.

For the period from July 2, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $255,434,500 was comprised of $247,940,000 in proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid, $8,000,000 in proceeds from the issuance of the private placement units to our sponsor, proceeds from a promissory note with our sponsor of $237,784 and proceeds from the issuance of Class B ordinary shares (the “founder shares”) to our sponsor of $25,000, partially offset by the repayment of the promissory note with our sponsor of $237,784, payment of offering costs of $530,500.

As of December 31, 2022, we had investments held in the Trust Account of $256,918,610. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting fees, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $815,643 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of December 31, 2022, the Company had $815,643 in cash held outside of the Trust Account and a working capital surplus of $635,473. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023

(which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 or 2021.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the holders of the Public Shares (the “Public Shareholders”) having the right to exchange their ordinary shares for cash, securities or other property.

Underwriting Agreement

Simultaneously with the closing our Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $33,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,060,000 in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per Unit, or $8,855,000 in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants included in the Units sold in our Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are equity classified.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Yana Watson Kakar	47	Chief Executive Officer and Director
Vikram Gandhi	60	Chairperson of the Board of Directors and Director
Dana Barsky	55	President and Director
David Birnbaum	48	Co-president and Chief Commercial Officer
Rahul Kakar	49	Chief Financial Officer and Chief Operations Officer
Isabelle Freidheim	42	Director
Alex Roetter	44	Director

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

Isabelle Freidheim has served as one of our directors since December 2021. Since August 2021, she has served as Athena Technology Acquisition Corporation II’s Chief Executive Officer and as Chairman of the company’s Board of Directors since November 2021. Ms. Freidheim is also a founder and, since March 2021, chairman of Athena Technology Acquisition Corp. (NYSE: ATHN), one of the first all women SPACs. She is also the founder and, since June 2021, chairman of Athena Consumer Acquisition Corp. (NYSE: ACAQ). She is a venture capitalist and entrepreneur; she was a co-founder of Magnifi, a fintech company, and was a co-founder and managing partner of Castle VC (formerly Starwood VC), a venture investment firm, and a venture partner at MissionOG, a venture capital firm. Ms. Freidheim co-founded Magnifi, an artificial intelligence and machine learning fintech company which was acquired by The Tifin

Group in December 2020. In addition to co-founding the company, Ms. Freidheim acted as the Chief Executive Officer of Magnifi from 2018 to 2019 and led the company’s early growth. Ms. Freidheim was a co-founder and from, 2018 to 2021, managing partner of Castle VC (formerly Starwood VC), making investments in technology companies across stages with a current focus on late-stage investments in the sectors of financial technologies, data analytics, artificial intelligence, machine learning and SaaS. Ms. Freidheim has led investments in both early-stage and late-stage, pre-initial public offering growth companies. She is engaged in all aspects of the deal process. Ms. Freidheim was a venture partner from 2015 to 2016 at MissionOG, a venture capital firm, where she sourced investments in high-growth technology companies. MissionOG funds technology businesses with a focus on B2B companies and partners with portfolio companies to provide deep market expertise and hands-on operational support and execution capabilities. Ms. Freidheim was also a co-founder and, from 2012 to 2015, partner of the London Fund, a fund that invests in IP-rich high-growth companies with a particular focus on emerging technologies. Ms. Freidheim received her Bachelor of Arts in Economics from Columbia University and received her Master of Business administration from Columbia Business School. Ms. Freidheim is well-qualified to serve on our Board due to her extensive investment and corporate finance experience.

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

Our management team and independent board members are further supported by our advisors who bring extensive additional experience. They include:

Celeste Clark serves as Chairwoman of our Advisory Board. Dr. Clark currently serves as a director on the board of the Wells Fargo Company (NYSE: WFC), Hain Celestial (NASDAQ: HAIN), Prestige Foods and Kate Farms, Inc. During the past five years, Dr. Clark has served on the boards of several public and privately held companies including: Mead Johnson Nutrition Company (NYSE: MJN), a pediatric nutrition company, beginning in 2011 until being acquired by Reckitt Benckiser plc in 2017; Diamond Foods, Inc. (NASDAQ: DMND), a leading branded snacks supplier, beginning in 2014 until being acquired by Snyder’s-Lance, Inc. in 2016; AdvancePierre Foods Holdings, Inc. (NYSE: APFH), a producer and distributor of ready-to-eat sandwiches, beginning in 2016 until being acquired by Tyson Foods, Inc. in 2017; and Omega Protein Corporation (NYSE: OME), a manufacturer of fish meal and fish oils, until being acquired in 2017 by Cooke Inc. Dr. Clark has served as a principal of Abraham Clark Consulting, LLC, a health and regulatory policy consulting firm, since November 2011 and consults on health policy, regulatory affairs and leadership development. She is the retired Senior Vice President of Global Public Policy and External Relations and chief sustainability officer of Kellogg Company (“K”), a food manufacturing company. Dr. Clark joined Kellogg in 1977 and held other senior management positions, including Vice President of Corporate and Scientific Affairs and Senior Vice President of Global Nutrition and Corporate Affairs. She also served as President of the Kellogg Corporate Citizenship Fund, Kellogg’s philanthropic entity, and was responsible for Kellogg’s corporate social responsibility initiatives which focused on community engagement, economic development, arts and education and health and wellness. Dr. Clark is an adjunct professor at Michigan State University in the Department of Food Science and Human Nutrition. She earned her Bachelor of Science degree from Southern University, Master of Science from Iowa State University, and Ph.D. from Michigan State University.

Christopher Bradley serves as an advisor to us. Mr. Bradley is a Managing Director at Mistral Private Equity, which he joined in 2008. Mr. Bradley brings more than 20 years of experience identifying acquisition candidates, due diligence experience, including accounting and financial modeling acumen, and a background in deal structuring. Mr. Bradley currently serves as the Chief Financial Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and has announced a proposed business combination with Quality Gold, Inc. In addition, Mr. Bradley has been serving as the Chief Financial Officer and Secretary of AFAQ, a blank check company in the process of its initial public offering, since January 2021. From 2021 until its business combination in March of 2022, Mr. Bradley served as the Chief Financial Officer of Haymaker III. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II. From 2017 until its business combination in March 2019, Mr. Bradley was an officer of Haymaker Acquisition Corp. I. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King's strategy group in 2004 and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley received his MBA from the Harvard Business School and his BA from the University of Chicago.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Roetter and Mr. Gandhi are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders, provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or, alternatively, by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Yana Watson Kakar	Africa Enterprise Challenge Fund Oxfam America AFDB Presidential Youth Council YPO G4G Sponsor LLC Brookings Global Leadership Council Global Impact Investing Network	Development organization Charitable organization Development organization Leadership organization Special purpose acquisition company sponsor Leadership organization Development organization	Director Director Advisory Member Member Emeritus Member Member Member

David Birnbaum	Five Four Ventures Incubator Company LLC (and related funds) Bellway, Inc. Root Logic Ventures, Inc. Jawa Ventures, Inc. Sanctuary Ventures Inc. G4G Sponsor LLC	Venture capital firm Health/nutrition company Health/nutrition company Online marketplace company Media/entertainment company Special purpose acquisition company sponsor	Managing Partner Director Director Director Director Member

Rahul Kakar	Advanced Portfolio Management Crore Capital LLC G4G Sponsor LLC	Specialty asset manager Investment firm Special purpose acquisition company sponsor	Principal Managing Member Member

Vikram Gandhi

Asha Circle LLP
Asha Edu Tech LLP
Asha Impact
Asha Impact Advisory Services Private Limited
Asha Impact Consulting LLP
Asha Impact Initiatives LLP
Asha Investment Advisors LLP
Asha Principals LLP
Asha Truhealthcare Initiatives LLP
Avanti Learning Centres Pvt. Ltd.
Canada Pension Plan Investment Board
Council of Experts, Indian Ministry of Finance
Gawa Capital
Grameen Capital India Private Limited
Grameen Foundation Committee
Grameen Foundation India Private Limited
Grameen Impact Investments India Private Limited

Greenway Grameen Infra Pvt. Ltd.
Harvard Business School
Jana Small Finance Bank
Janaadhar (India) Private Limited
KEC International Limited
Saahas Waste Management Private Limited
Swarnapragati Housing Microfinance Private Limited
Vastu Housing Finance Corp. Ltd.
VSG Capital Advisors (HK) Ltd.
VSG Capital Advisors Pvt. Ltd.

Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Social impact investment fund
Education company
Pension plan asset manager
Policy advisory group
Social impact investment firm
Social impact investment fund
Development organization
Social impact investment fund
Social impact investment fund

Clean cooking company
Business school
Digital bank
Affordable housing company
Electric power company
Waste management company
Real estate finance company
Real estate finance company
Venture capital firm
Venture capital firm

Partner
Partner
Trustee
Board Member
Partner
Partner
Partner
Partner
Partner
Member
Senior Advisor
Member
Investment Committee
Director
Director
Director
Director, Asian Regional
Committee Chair
Member
Senior Lecturer
Director
Member
Additional Director
Member
Member
Member
Board Member
Board Member

Isabelle Freidheim	Athena Technology Acquisition Corp. YPO Golden Falcon Acquisition Corp.	Special purpose acquisition company Leadership organization Special purpose acquisition company	Director, Chairman Member Family Relationship/Connection

Alex Roetter	Moxxie Ventures	Venture capital firm	Managing Director, General Partner

Dana Barsky	Creative Million	Non-profit organization	Board Member and Sustainability Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Sponsor purchased the Private Placement Units simultaneously with the closing of the Initial Public Offering.
●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial Business Combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the private placement units will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement units will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial Business Combination.
●	Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. However, our Sponsor may transfer certain of its Class B Ordinary Shares to our directors or advisors, or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 20, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,425,000 shares of our Ordinary Shares, consisting of (i) 26,100,000 Class A Ordinary Shares and (ii) 6,325,000 Class B Ordinary Shares, issued and outstanding as of March 20, 2023. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the

Class A Ordinary Shares underlying the Private Placement Units held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned (2)	of Class	Shares
G4G Sponsor LLC (our Sponsor) (3)	800,000	3.1%	6,325,000	100.0%	22.0%
Yana Watson Kakar (3)	—	—	—	—	—
Vikram Gandhi (4)	—	—	—	—	—
Dana Barsky (3)	—	—	—	—	—
David Birnbaum (3)	—	—	—	—	—
Rahul Kakar (3)	—	—	—	—	—
Isabelle Freidheim (4)	—	—	—	—	—
Alex Roetter (4)	—	—	—	—	—
All directors as a group (7 individuals)	—	—	—	—	—
Other 5% Shareholders
Saba Capital Management, L.P. (5)	2,068,611	7.9%	—	—	6.4%
Adage Capital Partners, L.P. (6)	1,980,000	7.6%	—	—	6.1%
Millennium Management LLC (7)	1,686,301	6.5%	—	—	5.2%
Highbridge Capital Management, LLC (8)	1,427,959	5.5%	—	—	4.4%
Shaolin Capital Management LLC (9)	1,306,605	5.0%	—	—	4.0%
(1)	Unless otherwise noted, the business address of each of our shareholders is 12 E 49th Street, 11th Floor, New York, NY 10017.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	The shares reported in the table above are held in the name of our Sponsor. Yana Watson Kakar, Rahul Kakar and David Birnbaum are the managing members of our Sponsor. Each managing member has one vote, and the approval of two of three managing members is required to approve an action by G4G Sponsor LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to G4G Sponsor LLC. Based upon the foregoing analysis, no individual managing members of G4G Sponsor LLC exercises voting or dispositive control over any of the securities held by G4G Sponsor LLC, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Additionally, each of our officers, directors and strategic advisors is, directly or indirectly, a member of our Sponsor or have direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest. Further, two institutional investors (the “Anchor Investors”) have subscribed to purchase membership interests in our Sponsor. These Anchor Investors have collectively indicated an interest in purchasing approximately 19% of the units in the Initial Public Offering. However, because indications of interest are not binding agreements or commitments to purchase, the Anchor Investors may determine not to purchase any such units, or to purchase fewer units than they have indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such units to the Anchor Investors. These Anchor Investors have committed to provide $4,000,000 of upfront capital to G4G Sponsor LLC in return for a minority economic ownership interest. Such Anchor Investors will not receive voting or governance rights.
(4)	Each of our independent directors is, directly or indirectly, a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(5)	According to a Schedule 13G filed on December 20, 2021, as amended on February 14, 2022 and on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC acquired 2,068,611 Class A Ordinary Shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to a Schedule 13G filed on December 27, 2021, Adage Capital Partners, L.P. acquired 1,980,000 Class A Ordinary Shares. The business address for the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(7)	According to a Schedule 13G filed on March 28, 2022, as amended on January 10, 2023, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander acquired 1,686,301 Class A Ordinary Shares. The business address for the reporting persons is 399 Park Avenue, New York, New York 10022.
(8)	According to a Schedule 13G filed on February 2, 2023, Highbridge Capital Management, LLC acquired 1,427,959 Class A Ordinary Shares. The business address for the reporting persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(9)	According to a Schedule 13G filed on February 14, 2023, Shaolin Capital Management LLC acquired 1,306,605 Class A Ordinary Shares. The business address for the reporting persons is 230 NW 24th Street, Suite 603, Miami, FL 3312.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

In the event of the consummation of a Business Combination, there will be a change of control. See “Item 1. Business” above.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

On July 15, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,325,000 Class B Ordinary Shares, which were issued to the sponsor on July 15, 2021. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares (excluding the Class A Ordinary Shares underlying the Private Placement Units) upon completion of the Initial Public Offering. Up to 825,000 Founder Shares were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on December 14, 2021, none of the shares were forfeited and none of the 6,325,000 Class B Ordinary Shares issued and outstanding remain subject to forfeiture. The Founder Shares (including the Class A Ordinary Shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 800,000 Private Placement Units to our Sponsor for a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $8,000,000. Each Private Placement Unit consists of one Class A Ordinary Share, and one-half of one redeemable warrant with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Private Placement Units (including the Class A Ordinary Shares issuable upon exercise of the private placement warrant included therein) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board of directors has determined that Vikram Gandhi, Isabelle Freidheim and Alex Roetter are “independent directors.” Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.   Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC (“Withum”) for the last two fiscal years include:

		For the period from
		July 2, 2021
	For the Year ended	(inception) through
	December 31, 2022	December 31, 2021
Audit Fees(1)	$86,840	$81,560
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$4,160	$3,900
All Other Fees(4)	$—	$—
Total	$91,000	$85,460
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

(2)	Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV

Item 15.   Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2022, and December 31,2021	F-2
Statements of Operations for the year ended December 31, 2022 and the period from July 2, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and the period from July 2, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and the period from July 2, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and among the Company and Credit Suisse Securities (USA) LLC and Barclays Capital Inc. (2)
2.1	Agreement and Plan of Merger, dated as of March 7, 2023. (4)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Right Certificate. (1)
4.5	Public Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.6	Private Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.7	Rights Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (2)
4.8	Description of Registered Securities. (3)
10.1	Letter Agreement, dated December 9, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated December 9, 2021, by and between the Company and the Sponsor. (2)
10.4	Private Placement Unit Purchase Agreement, dated December 9, 2021, by and between the Company and the Sponsor. (2)
10.5	Form of Indemnity Agreement between the Company and each of its directors and officers. (1)
10.6	Promissory Note, dated July 15, 2021, issued to the Sponsor. (1)
10.7	Securities Subscription Agreement, dated July 15, 2021, between the Company and the Sponsor (1)
10.8	Administrative Services Agreement, dated December 9, 2021, by and between the Company and the Sponsor. (3)
10.9	Sponsor Support Agreement, dated as of March 7, 2023. (4)
10.10	Company Support Agreement, dated as of March 7, 2023. (4)
10.11	Form of Registration Rights Agreement. (4)
14.1	Code of Conduct. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2021.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 21, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 9, 2023.

Item 16.   Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

The Growth for Good Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Growth for Good Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from July 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from July 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination by June 14, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 20, 2023

PCAOB Number 100

THE GROWTH FOR GOOD ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$815,643	$1,737,511
Prepaid expenses	306,462	654,912
Total current assets	1,122,105	2,392,423
Investments held in Trust Account	256,918,610	252,994,944
Total Assets	$258,040,715	$255,387,367

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$452,860	$43,873
Accrued expenses	33,772	19,332
Accrued offering costs	—	89,231
Total current liabilities	486,632	152,436
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	9,341,632	9,007,436

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,300,000 shares at redemption value of $10.15 and $10.00 per share at December 31, 2022 and 2021	256,818,611	253,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at December 31, 2022 and 2021	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding at December 31, 2022 and 2021	633	633
Additional paid-in capital	—	—
Accumulated deficit	(8,120,241)	(6,620,782)
Total Shareholders' Deficit	(8,119,528)	(6,620,069)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit	$258,040,715	$255,387,367

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the period
		from July 2,
	For the year	2021 (inception)
	ended	through
	December 31,	December 31,
	2022	2021
Operating costs	$1,604,514	$105,282
Loss from operations	(1,604,514)	(105,282)
Unrealized gain (loss) on investments held in Trust Account	2,020,214	(5,056)
Interest and dividend income on investments held in Trust Account	1,903,452	—
Net income (loss)	$2,319,152	$(110,338)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000	2,437,912
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000	5,184,204
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - January 1, 2022	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	—	(3,818,611)	(3,818,611)
Net income	—	—	—	—	—	2,319,152	2,319,152
Balance - December 31, 2022	800,000	$80	6,325,000	$633	$—	$(8,120,241)	$(8,119,528)

FOR THE PERIOD FROM JULY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - July 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Proceeds allocated to Public Warrants, net of offering costs	—	—	—	—	10,374,045	—	10,374,045
Proceeds allocated to Rights, net of offering costs	—	—	—	—	9,539,354	—	9,539,354
Sale of 8,000,000 Private Placement Units to Sponsor, net of offering costs	800,000	80	—	—	7,980,956	—	7,981,036
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(27,918,722)	(6,510,444)	(34,429,166)
Net loss	—	—	—	—	—	(110,338)	(110,338)
Balance - December 31, 2021	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the period from
		July 2, 2021
	For the year ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,319,152	$(110,338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (loss) gain on investments held in Trust Account	(2,020,214)	5,056
Interest and dividend income on investments held in Trust Account	(1,903,452)	—
Changes in operating assets and liabilities:
Prepaid expenses	348,450	(654,912)
Accounts payable	408,987	43,873
Accrued expenses	14,440	19,332
Net cash used in operating activities	(832,637)	(696,989)

Cash Flow from Investing Activities:
Cash deposited into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	237,784
Repayment of promissory note - related party	—	(237,784)
Proceeds from initial public offering, net of underwriting discount paid	—	247,940,000
Proceeds from sale of private placement units	—	8,000,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	(89,231)	(530,500)
Net cash (used in) provided by financing activities	(89,231)	255,434,500

Net Change in Cash	(921,868)	1,737,511
Cash - Beginning of period	1,737,511	—
Cash - End of period	$815,643	$1,737,511

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$—	$8,855,000
Offering costs included in accrued offering costs	$—	$89,231

The accompanying notes are an integral part of these financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity from July 2, 2021 (inception) through December 31, 2022 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest and dividend income on investments held in a trust account from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $253,000,000, which is discussed in Note 3.

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

Following the closing of the Initial Public Offering on December 14, 2021, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the a portion of the proceeds of the Private Placement Units, will be held in the Trust Account, located in the United States, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will provide the holders of its Public Shares (the “Public Shareholders”) sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company’s Sponsor, executive officers and directors (the “Initial Shareholders”) have agreed that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or within 21 months from the closing of the Initial Public Offering at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their right to their deferred underwriting fees held in the Trust Account in the event the Company does not consummate an initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Proposed ZeroNox Business Combination

Merger Agreement

The Company is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ZeroNox, Inc., a Wyoming corporation (“ZeroNox”), and the G4G Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”).

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i)at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and the Wyoming Business Corporation Act, Merger Sub will merge with and into ZeroNox, the separate corporate existence of Merger Sub will cease and ZeroNox will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
(ii)as a result of the Merger, among other things, all outstanding shares of ZeroNox common stock will be canceled in exchange for the right to receive, in the aggregate, a number of shares of G4G Common Stock (as defined below) equal to the quotient obtained by dividing (x) $225,000,000 by (y) $10.00; and
(iii)upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “ZeroNox Holdings, Inc.”

The Merger Agreement also provides, among other thing, that the ZeroNox stockholders may receive an earnout payment following the Closing of up to 7,500,000 shares of G4G Common Stock, in three equal tranches of 2,500,000 shares of G4G Common Stock, subject to the achievement of the following achievement triggers, respectively:

(i)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $12.50 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2025;
(ii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $15.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2026; and

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(iii)the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $20.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2027;

provided that each achievement trigger will only occur once, if at all, and in no event will the ZeroNox stockholders be entitled to receive more than an aggregate of 7,500,000 earnout shares.

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

The Domestication

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, the Companies Act (Revised) of the Cayman Islands (the “CICA”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), the Company will effect a deregistration under Part XII of the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company (“G4G Class A Common Shares”), will convert automatically into one share of common stock, par value $0.0001, of the Company (after its Domestication) (the “Domesticated G4G Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (“G4G Class B Common Shares”), will convert automatically into one share of Domesticated G4G Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into one warrant to acquire one share of Domesticated G4G Common Stock (“Domesticated G4G Warrant”), pursuant to the Warrant Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, (iv) each then issued and outstanding unit of the Company will convert automatically into one share of Domesticated G4G Common Stock, one-half of one Domesticated G4G Warrant and one Domesticated G4G Right (as defined below), and (v) each then issued and outstanding right of the Company entitling the holder thereof to receive one-sixteenth (1/16) of one G4G Class A Common Share upon the consummation of the Company’s Business Combination shall convert automatically into one right to acquire one-sixteenth of one share of Domesticated G4G Common Stock upon the consummation of the Company’s Business Combination, pursuant to the terms of the Rights Agreement, dated as of December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as rights agent (a “Domesticated G4G Right”).

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the shareholders of the Company and ZeroNox, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) receipt of approval for listing on the Nasdaq or an alternative exchange, as applicable, the shares of Domesticated G4G Common Stock to be issued in connection with the Merger, (iv) that G4G have at least $5,000,001 of net tangible assets upon Closing), except in the event that the Company’s governing documents shall have been amended to remove such requirement prior to or concurrently with the Closing, and (v) the absence of any injunctions.

Another condition to ZeroNox’s obligations to consummate the Merger is that the Domestication has been completed.  Further, another condition to the Company’s obligations to consummate the Merger is the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on ZeroNox.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) ZeroNox to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of ZeroNox, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company shareholders of certain proposals regarding the Business Combination (including the Domestication) and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Representations and Warranties

The Merger Agreement contains customary representations and warranties by G4G, Merger Sub, and ZeroNox. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and ZeroNox, (ii) by ZeroNox, if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by the Company, if Company Equityholder Approval (as defined in the Merger Agreement) is not obtained by 11:59 p.m. Eastern Time on the twentieth (20th) day after the date of the Merger Agreement and (iv) by either the Company or ZeroNox in certain other circumstances set forth in the Merger Agreement, including (a) if certain approvals of the shareholders of the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein (b) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (c) in the event of certain uncured breaches by the other party or (d) if the Closing has not occurred on or before the latest of (A) June 14, 2023, (B) if an extension without the ZeroNox’s approval is obtained at the election of the Company, with or without the Company shareholder vote, in accordance with the Company’s governing documents, September 14, 2023 and (C) if one or more extensions to a date following September 14, 2023 with the ZeroNox’s approval are obtained at the election of G4G, with G4G shareholder vote, in accordance with the Company’s governing documents, the last date for the Company to consummate a Business Combination pursuant to such Extensions, unless the Company is in material breach of the Merger Agreement.

Certain Related Agreements

Sponsor Support Agreement

On March 7, 2023, the Company also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) by and among ZeroNox, the Company, G4G Sponsor LLC, a Delaware limited liability company (the “Sponsor Holdco”), and the other parties thereto (collectively with the Sponsor Holdco, the “Sponsors”), pursuant to which each Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Each Sponsor additionally agreed that, effective as of and conditioned upon the Closing, (i) the Sponsor Holdco will forfeit 790,625 G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof.

Each Sponsor further agreed that, effective as of and conditioned upon the Closing, the Sponsor Holdco will forfeit up to 1,000,000 additional G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof (the “Redemption Forfeited Shares”), as follows:

(i)1,000,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 95% or more of G4G Class A Common Shares elect to effect an Acquiror Share Redemption (as defined in the Merger Agreement) prior to the Effective Time;
(ii)750,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 90% but less than 95% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time;
(iii)250,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 85% but less than 90% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time; and
(iv)no Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 85% or less of G4G Class A Common Shares elect to effect an Acquiror Share Redemption.

Each Sponsor additionally agreed that the Sponsor Holdco will not transfer, assign or sell during the period from the Closing through and including the earlier of (x) the fifth anniversary of the Closing and (y) the consummation of a Change in Control (as defined in the Sponsor Support Agreement) (the “Lock-Up Period”), (i) in the case of Basic Lock-Up Shares (as defined in the Sponsor Support Agreement), until the 360th day after the Closing; (ii) in the case of 790,625 Deferral Pool Lock-Up Shares (as defined in the Sponsor Support Agreement), until the VWAP (as defined in the Sponsor Support Agreement) of one share of Domesticated G4G Common Stock equals or exceeds $12.50 per share for 10 of any 20 consecutive trading days during the Lock-Up Period; and (iii) in the case of

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

the remaining 790,625 Deferral Pool Lock-Up Shares, until such time as the VWAP of one share of Domesticated G4G Common Stock equals or exceeds $15.00 per share for 10 of any 20 consecutive trading days during the Lock-Up Period.

Company Support Agreement

On March 7, 2023, the Company also entered into a Company Support Agreement (the “Company Support Agreement”) by and among the Company, ZeroNox and certain shareholders of ZeroNox (the “ZeroNox Holders”), pursuant to which the ZeroNox Holders agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Company Support Agreement.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor and certain equityholders of ZeroNox and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated G4G Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

The Registration Rights Agreement contemplates that, at the Closing, the Lock-up Parties (as defined in the Registration Rights Agreement) will agree not to transfer, assign or sell the Lock-up Shares (as defined in the Registration Rights Agreement) until the date that is 360 days after the Closing.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company had $815,643 and $1,737,511 in cash as of December 31, 2022 and 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury Securities, which are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities will be reported in the statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. At December 31, 2022 and 2021, the investments held in the Trust Account totaled $256,918,610 and $252,994,944, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses) (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,818,611 as of December 31, 2022.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption at December 31, 2021	253,000,000
Plus:
Accretion of carrying value to redemption value	3,818,611
Class A ordinary shares subject to possible redemption at December 31, 2022	$256,818,611

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. As such, the Company recorded $13,303,666 of offering costs as a reduction of temporary equity in connection with the Public Shares and $1,231,065 of offering costs as a reduction of permanent equity in connection with the Public Warrants (as defined in Note 3), Rights (as defined in Note 3), Private Placement Shares underlying the Private Placement Units (as defined in Note 4), and Private Placement Warrants underlying the Private Placement Units (as defined in Note 4).

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not currently have and does not expect any unrecognized tax benefits to accrue over the next twelve months.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the period from July 2,
	For the year ended		2021 (inception) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,866,765	452,387	$(35,291)	$(75,047)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000	2,437,912	5,184,204
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

The carrying amounts reflected in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Going Concern

As of December 31, 2022, the Company had $815,643 in cash held outside of the Trust Account and a working capital surplus of $635,473. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The Company’s balance of cash held outside of the Trust Account and working capital surplus as of December 31, 2022, in conjunction with the date for mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, including 66,000 Private Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $8,000,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-half of one warrant (“Private Placement Warrant”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless (see Note 6).

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $300,000 and $16,935 in expenses under this agreement for the year ended December 31, 2022 and for the period from July 2, 2021 (inception) through December 31, 2021, respectively.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,060,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $8,855,000 in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6.   SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units and Business Combinations issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants — As of December 31, 2022 and 2021, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7.   FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$256,918,610	$256,918,610	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$252,994,944	$252,994,944	$—	$—

NOTE 8.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the proposed ZeroNox Business Combination discussed in Note 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2023	The Growth for Good Acquisition Corporation

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yana Watson Kakar	Chief Executive Officer and Director	March 20, 2023
Yana Watson Kakar	(Principal Executive Officer)
s
/s/ Dana Barsky	President and Director	March 20, 2023
Dana Barsky

/s/ Rahul Kakar	Chief Financial Officer and Chief Operations Officer	March 20, 2023
Rahul Kakar	(Principal Financial and Accounting Officer)

/s/ David Birnbaum	Co-president and Chief Commercial Officer	March 20, 2023
David Birnbaum

/s/ Vikram Gandhi	Chairperson of the Board and Director	March 20, 2023
Vikram Gandhi

/s/ Isabelle Freidheim	Director	March 20, 2023
Isabelle Freidheim

/s/ Alex Roetter	Director	March 20, 2023
Alex Roetter

80