Form 10-Q
period 2023-03-31
Growth for Good Acquisition Corp
filed 2023-05-15
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 26,100,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, respectively.

The Growth for Good Acquisition Corporation

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$206,263	$815,643
Prepaid expenses	312,985	306,462
Due from Sponsor	105,000	—
Total current assets	624,248	1,122,105
Investments held in Trust Account	258,765,536	256,918,610
Total Assets	$259,389,784	$258,040,715

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,900,579	$452,860
Accrued expenses	22,314	33,772
Accrued expenses - related party	25,000	—
Total current liabilities	1,947,893	486,632
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	10,802,893	9,341,632

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,300,000 shares at redemption value of $10.22 and $10.15 per share at March 31, 2023 and December 31, 2022, respectively	258,665,537	256,818,611

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding at March 31, 2023 and December 31, 2022	633	633
Additional paid-in capital	—	—
Accumulated deficit	(10,079,359)	(8,120,241)
Total Shareholders’ Deficit	(10,078,646)	(8,119,528)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$259,389,784	$258,040,715

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operating costs	$1,959,118	$409,176
Loss from operations	(1,959,118)	(409,176)
Unrealized (loss) gain on investments held in Trust Account	(2,020,214)	15,825
Interest and dividend income on investments held in Trust Account	3,867,140	22,776
Net loss	$(112,192)	$(370,575)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000	26,100,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000	6,325,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

							Total
	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2023	800,000	$80	6,325,000	$633	$—	$(8,120,241)	$(8,119,528)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,846,926)	(1,846,926)
Net loss	—	—	—	—	—	(112,192)	(112,192)
Balance - March 31, 2023	800,000	$80	6,325,000	$633	$—	$(10,079,359)	$(10,078,646)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

							Total
	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)
Net loss	—	—	—	—	—	(370,575)	(370,575)
Balance - March 31, 2022	800,000	$80	6,325,000	$633	$—	$(6,991,357)	$(6,990,644)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(112,192)	$(370,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (loss) gain on investments held in Trust Account	2,020,214	(15,825)
Interest and dividend income on investments held in Trust Account	(3,867,140)	(22,776)
Changes in operating assets and liabilities:
Prepaid expenses	(6,523)	52,440
Due from Sponsor	(105,000)	—
Accounts payable	1,447,719	39,899
Accrued expenses	(11,458)	2,982
Accrued expenses - related party	25,000	—
Net cash used in operating activities	(609,380)	(313,855)

Cash Flows from Financing Activities:
Payment of offering costs	—	(89,231)
Net cash used in provided by financing activities	—	(89,231)

Net Change in Cash	(609,380)	(403,086)
Cash - Beginning of period	815,643	1,737,511
Cash - End of period	$206,263	$1,334,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Growth for Good Acquisition Corporation (the “Company” or “G4G”) was incorporated as a Cayman Islands exempted company on July 2, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activity from July 2, 2021 (inception) through March 31, 2023 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest and dividend income on investments held in a trust account from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $253,000,000, which is discussed in Note 3.

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

Transaction costs related to the issuances described above amounted to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. On March 2, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions, which is discussed in Note 5.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the a portion of the proceeds of the Private Placement Units, will be held in the Trust Account, located in the United States, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders of its Public Shares (the “Public Shareholders”) sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors,

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

i.	at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and the Wyoming Business Corporation Act, Merger Sub will merge with and into ZeroNox, the separate corporate existence of Merger Sub will cease and ZeroNox will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
ii.	as a result of the Merger, among other things, all outstanding shares of ZeroNox common stock will be canceled in exchange for the right to receive, in the aggregate, a number of shares of G4G Common Stock (as defined below) equal to the quotient obtained by dividing (x) $225,000,000 by (y) $10.00; and
iii.	upon the effective time of the Domestication (as defined below), the Company will immediately be renamed “ZeroNox Holdings, Inc.”

The Merger Agreement also provides, among other thing, that the ZeroNox stockholders may receive an earnout payment following the Closing of up to 7,500,000 shares of G4G Common Stock, in three equal tranches of 2,500,000 shares of G4G Common Stock, subject to the achievement of the following achievement triggers, respectively:

i.	the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $12.50 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2025;
ii.	the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $15.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2026; and
iii.	the dollar volume-weighted average price of G4G Common Stock becoming greater than or equal to $20.00 for any ten (10) trading days within a period of twenty (20) consecutive trading days at any time following the Closing until December 31, 2027;

provided that each achievement trigger will only occur once, if at all, and in no event will the ZeroNox stockholders be entitled to receive more than an aggregate of 7,500,000 earnout shares.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Each Sponsor further agreed that, effective as of and conditioned upon the Closing, the Sponsor Holdco will forfeit up to 1,000,000 additional G4G Class B Common Shares, together with all shares of Domesticated G4G Common Stock issued upon conversion thereof (the “Redemption Forfeited Shares”), as follows:

i.	1,000,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 95% or more of G4G Class A Common Shares elect to effect an Acquiror Share Redemption (as defined in the Merger Agreement) prior to the Effective Time;
ii.	750,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 90% but less than 95% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time;
iii.	250,000 Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding more than 85% but less than 90% of G4G Class A Common Shares elect to effect an Acquiror Share Redemption prior to the Effective Time; and
iv.	no Redemption Forfeited Shares will be forfeited if public shareholders of G4G holding 85% or less of G4G Class A Common Shares elect to effect an Acquiror Share Redemption.

Each Sponsor additionally agreed that the Sponsor Holdco will not transfer, assign or sell during the period from the Closing through and including the earlier of (x) the fifth anniversary of the Closing and (y) the consummation of a Change in Control (as defined in the

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had $206,263 and $815,643 in cash as of March 31, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities, which are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Unrealized gains and losses resulting from the change in fair value of these securities are reported in the condensed consolidated statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, the investments held in the Trust Account totaled $258,765,536 and $256,918,610, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

31, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares $1,746,926 of as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Accretion of carrying value to redemption value	3,818,611
Class A ordinary shares subject to possible redemption at December 31, 2022	$256,818,611
Accretion of carrying value to redemption value	1,846,926
Class A ordinary shares subject to possible redemption at March 31, 2023	$258,665,537

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. As such, in December 2021, the Company recorded $13,303,666 of offering costs as a reduction of temporary equity in connection with the Public Shares and $1,231,065 of offering costs as a reduction of permanent equity in connection with the Public Warrants (as defined in Note 3), Rights (as defined in Note 3), Private Placement Shares underlying the Private Placement Units, and Private Placement Warrants underlying the Private Placement Units. On March 2, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions, which is discussed in Note 5.

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

condensed consolidated financial statements. The Company’s management does not currently have and does not expect any unrecognized tax benefits to accrue over the next twelve months.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three months ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(90,307)	$(21,885)	$(298,290)	$(72,286)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000	26,100,000	6,325,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has significant cash balances at financial institutions which throughout the period regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

The carrying amounts reflected in the condensed consolidated balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The Public Warrants and Private Placement Warrants are equity classified.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of March 31, 2023, the Company had $206,263 in cash held outside of the Trust Account and a working capital deficit of $1,323,645. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company’s balance of cash held outside of the Trust Account and working capital deficit as of March 31, 2023, in conjunction with the date for mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Combination, the Company will cease paying these monthly fees. The Company incurred $75,000 and $75,000 in expenses under this agreement for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, amounts of $25,000 and $0, respectively, were accrued by the Company for expenses incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Due From Sponsor

On March 10, 2023, the Company transferred $180,000 from the operating bank account to the Sponsor out of precaution following the closure of Silicon Valley Bank. On March 28, 2023, the Sponsor returned $75,000 to the Company. As of March 31, 2023, $105,000 is due from the Sponsor.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in Note 4, and (ii) in the case of the Private Placement Units, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans, and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 3,300,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $33,000,000. On March 2, 2023, the underwriters agreed to waive their rights to the fee payable by the Company for deferred underwriting commissions of $8,855,000 upon, and subject only to, the consummation of the Business Combination.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2023 and December 31, 2022, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Company may redeem the Public Warrants

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$258,765,536	$258,765,536	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$256,918,610	$256,918,610	$—	$—

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “G4G” or the “Company” refer to The Growth for Good Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to G4G Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2023 as well as the “Risk Factors” section set forth in our preliminary prospectus/proxy statement included in a registration statement on Form S-4 (Registration No. 333-271195) filed with the SEC on April 7, 2023, as amended from time to time (the “Registration Statement”) relating to our proposed Business Combination with ZeroNox (the “ZeroNox Business Combination”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

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

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the shareholders of the Company and ZeroNox, (ii) effectiveness of the Registration Statement on Form S-4 in connection with the Business Combination, (iii) receipt of approval for listing on the Nasdaq or an alternative exchange, as applicable, the shares of Domesticated G4G Common Stock to be issued in connection with the Merger, (iv) that G4G have at least $5,000,001 of net tangible assets upon Closing), except in the event that the Company’s governing documents shall have been amended to remove such requirement prior to or concurrently with the Closing, and (v) the absence of any injunctions.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the three months ended March 31, 2023, we had a net loss of $112,192, which resulted from interest and dividend income from the investments held in Trust Account of $3,867,140, partially offset by unrealized loss on investments held in the Trust Account of $2,020,214 and operating costs of $1,959,118 as a result of legal fees incurred in connection to the Merger Agreement.

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

For the three months ended March 31, 2023, net cash used in operating activities was $609,380, which was due to our net loss of $112,192, and interest and dividend income from the Trust Account of $3,867,140; partially offset by an unrealized loss on investments held in the Trust Account of $2,020,214, and changes in working capital accounts of $1,349,738 as a result of legal fees incurred in connection to the Merger Agreement.

For the three months ended March 31, 2022, net cash used in operating activities was $313,855, which was due to our net loss of $370,575, an unrealized gain on investments held in the Trust Account of $15,825 and interest and dividend income from the Trust Account of $22,776; partially offset by changes in working capital accounts of $95,321.

For the three months ended March 31, 2023, and March 31, 2022 there was no investing activity.

For the three months ended March 31, 2023, there was no financing activity.

For the three months ended March 31, 2022, net cash used in financing activities of $89,231 was comprised solely from payment of offering costs.

As of March 31, 2023 and December 31, 2022, we had investments held in the Trust Account of $258,765,536 and $256,918,610, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting fees, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $206,263 and $815,643, respectively held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of March 31, 2023 and December 31, 2022, the Company had $206,263 and $815,643 in cash held outside of the Trust Account and a working capital deficit of $1,323,645 and surplus of $635,473, respectively. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by June 14, 2023 (which period can be extended to (i) September 14, 2023 at the election of the Company, subject to satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,060,000 in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per Unit, or $8,855,000 in the aggregate will be payable to the underwriters for deferred underwriting fees. On March 2, 2023, the underwriters agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions solely with respect to the Business Combination.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The warrants included in the Units sold in our Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are equity classified.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

G4G has received a demand from a putative G4G shareholder, dated May 1, 2023 (the “Demand”), alleging that the registration statement filed by G4G in connection with its proposed business combination omits material information with respect to the transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to such registration statement.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023, except as described below. For risk factors related to the ZeroNox Business Combination, see the “Risk Factors” section set forth in our Registration Statement on Form S-4 (Registration No. 333-271195) filed with the SEC. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. Recently, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

G4G and its directors are, or may in the future be, subject to demands, claims, suits and other legal proceedings, including challenging the proposed business combination, that may result in adverse outcomes, including preventing the consummation of the proposed business combination.

Transactions such as the proposed G4G business combination are frequently subject to demands, litigation or other legal proceedings, including demands by G4G shareholders on the G4G board of directors seeking disclosure of material information that was allegedly omitted from the registration statement filed in connection with the business combination. G4G and its directors are, or may in the future be, subject to demands, claims, suits and other legal proceedings, including challenging the proposed business combination. Such demands, claims, suits and legal proceedings are inherently uncertain, and their results cannot be predicted with any certainty. An adverse outcome in such legal proceedings, as well as the costs and efforts of a defense even if successful, can have an adverse impact on G4G or ZeroNox because of legal costs, diversion or distraction of management or other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more legal proceedings could result in reputational harm, liability, penalties, sanctions, as well as judgments, consent decrees or orders, which could in the future materially and adversely affect G4G’s or ZeroNox’s business, financial condition and results of operations.

G4G has received a demand from a putative G4G shareholder, dated May 1, 2023 (the “Demand”), alleging that the registration statement filed by G4G in connection with its proposed business combination omits material information with respect to the transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to such registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of March 7, 2023.

3.1(2)	Memorandum and Articles of Association.

3.2(3)	Amended and Restated Memorandum and Articles of Association.

10.1(1)	Sponsor Support Agreement, dated as of March 7, 2023.

10.2(1)	Company Support Agreement, dated as of March 7, 2023.

10.3(1)	Form of Registration Rights Agreement.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 9, 2023.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 24, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Growth for Good Acquisition Corporation
(Registrant)

Dated: May 15, 2023

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023

	By:	/s/ Rahul Kakar
	Name:	Rahul Kakar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)