Form 10-Q
period 2023-06-30
Growth for Good Acquisition Corp
filed 2023-08-10
CIK 1876714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 26,100,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, respectively.

The Growth for Good Acquisition Corporation

Form 10-Q

For the Quarter Ended June 30, 2023

i

THE GROWTH FOR GOOD ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$76,347	$815,643
Prepaid expenses	213,564	306,462
Total current assets	289,911	1,122,105
Investments held in Trust Account	263,981,806	256,918,610
Total Assets	$264,271,717	$258,040,715

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,900,754	$452,860
Accrued expenses	244,237	33,772
Accrued expenses - related party	75,000	—
Promissory note - related party	2,530,000	—
Total current liabilities	4,749,991	486,632
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	13,604,991	9,341,632

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 25,300,000 shares at redemption value of $10.43 and $10.15 per share at June 30, 2023 and December 31, 2022, respectively	263,881,807	256,818,611

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 800,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	80	80
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 issued and outstanding at June 30, 2023 and December 31, 2022	633	633
Additional paid-in capital	—	—
Accumulated deficit	(13,215,794)	(8,120,241)
Total Shareholders’ Deficit	(13,215,081)	(8,119,528)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$264,271,717	$258,040,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$606,435	$416,221	$2,565,553	$825,397
Loss from operations	(606,435)	(416,221)	(2,565,553)	(825,397)
Unrealized (loss) gain on investments held in Trust Account	—	(10,769)	(2,020,214)	5,056
Interest and dividend income on investments held in Trust Account	2,686,270	231,099	6,553,410	253,875
Net income (loss)	$2,079,835	$(195,891)	$1,967,643	$(566,466)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,100,000	26,100,000	26,100,000	26,100,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.01)	$0.06	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,325,000	6,325,000	6,325,000	6,325,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)	$0.06	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

							Total
	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2023	800,000	$80	6,325,000	$633	$—	$(8,120,241)	$(8,119,528)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,846,926)	(1,846,926)
Net loss	—	—	—	—	—	(112,192)	(112,192)
Balance - March 31, 2023 (unaudited)	800,000	80	6,325,000	633	—	(10,079,359)	(10,078,646)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(5,216,270)	(5,216,270)
Net income	—	—	—	—	—	2,079,835	2,079,835
Balance - June 30, 2023 (unaudited)	800,000	$80	6,325,000	$633	$—	$(13,215,794)	$(13,215,081)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

							Total
	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	800,000	$80	6,325,000	$633	$—	$(6,620,782)	$(6,620,069)
Net loss	—	—	—	—	—	(370,575)	(370,575)
Balance - March 31, 2022 (unaudited)	800,000	80	6,325,000	633	—	(6,991,357)	(6,990,644)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(153,875)	(153,875)
Net loss	—	—	—	—	—	(195,891)	(195,891)
Balance - June 30, 2022 (unaudited)	800,000	$80	6,325,000	$633	—	$(7,341,123)	$(7,340,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,967,643	$(566,466)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss (gain) on investments held in Trust Account	2,020,214	(5,056)
Interest and dividend income on investments held in Trust Account	(6,553,410)	(253,875)
Changes in operating assets and liabilities:
Prepaid expenses	92,898	159,501
Accounts payable	1,447,894	180,038
Accrued expenses	210,465	10,927
Accrued expenses - related party	75,000	—
Net cash used in operating activities	(739,296)	(474,931)

Cash Flows from Investing Activities
Cash deposited into Trust Account	(2,530,000)	—
Net cash used in investing activities	(2,530,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,530,000	—
Payment of offering costs	—	(89,231)
Net cash provided by (used in) financing activities	2,530,000	(89,231)

Net Change in Cash	(739,296)	(564,162)
Cash - Beginning of period	815,643	1,737,511
Cash - End of period	$76,347	$1,173,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity from July 2, 2021 (inception) through June 30, 2023 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of unrealized gains and interest and dividend income on investments held in a trust account from the proceeds derived from the Initial Public Offering (as defined below).

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

JUNE 30, 2023

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

The Company’s Sponsor, executive officers and directors (the “Initial Shareholders”) have agreed that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering (which was extended from 18 months from the closing of the Initial Public Offering at the election of the Company, after satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed the initial Business Combination within 21 months from the closing of the Initial Public Offering (which was extended from 18 months from the closing of the Initial Public Offering at the election of the Company, after satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account, or as extended by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On June 9, 2023, the Board of Directors approved an extension of the period of time available to the Company to consummate an initial business combination by three months from June 14, 2023 to September 14, 2023. In connection with the extension, consistent with the Company’s Amended and Restated Memorandum of Association, the Company has deposited an aggregate amount of $2,530,000 into the Company’s Trust Account on June 16, 2023.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

JUNE 30, 2023

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had $76,347 and $815,643 in cash as of June 30, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities, which are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Unrealized gains and losses resulting from the change in fair value of these securities are reported in the condensed consolidated statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the investments held in the Trust Account totaled $263,981,806 and $256,918,610, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $7,063,196 as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Fair value of Public Warrants at issuance	(11,005,500)
Fair value of Rights at issuance	(10,120,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(13,303,666)
Plus:
Accretion of carrying value to redemption value	34,429,166
Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Accretion of carrying value to redemption value	3,818,611
Class A ordinary shares subject to possible redemption at December 31, 2022	$256,818,611
Accretion of carrying value to redemption value	7,063,196
Class A ordinary shares subject to possible redemption at June 30, 2023	$263,881,807

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $14,534,731, consisting of $5,060,000 of cash underwriting fees, $8,855,000 of deferred underwriting fees and $619,731 of other offering costs. As such, in December 2021, the Company recorded $13,303,666 of offering costs as a reduction of temporary equity in connection with the Public Shares and $1,231,065 of offering costs as a reduction of permanent equity in connection with the Public Warrants (as defined in Note 3), Rights (as defined in Note 3), Private Placement Shares underlying the Private Placement Units, and Private Placement Warrants underlying the Private Placement Units. On March 2, 2023, the underwriters agreed to waive their rights to the portion of the fee payable by the Company for deferred underwriting commissions, which is discussed in Note 5.

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not currently have and does not expect any unrecognized tax benefits to accrue over the next twelve months.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants, Private Placement Warrants and Rights to purchase an aggregate of 14,631,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants and Rights is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,674,131	$405,704	$(157,679)	$(38,212)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000	26,100,000	6,325,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.01)	$(0.01)

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,583,824	$383,819	$(455,969)	$(110,497)
Denominator:
Basic and diluted weighted average shares outstanding	26,100,000	6,325,000	26,100,000	6,325,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.02)	$(0.02)

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

JUNE 30, 2023

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

Going Concern

As of June 30, 2023, the Company had $76,347 in cash held outside of the Trust Account and a working capital deficit of $4,460,080. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by September 14, 2023 (the Company elected to extend the Business Combination date from June 14, 2023 to September 14, 2023 and deposited of a total of $2,530,000 ($0.10 per Unit) into the Trust Account) or any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association, then the Company will cease all operations except for the purpose of liquidating. The Company’s balance of cash held outside of the Trust Account and working capital deficit as of June 30, 2023, in conjunction with the date for mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 10, 2021, to pay the Sponsor a total of up to $25,000 per month for certain office space, utilities, and secretarial and administrative support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $75,000 in expenses under this agreement for both the three months ended June 30, 2023 and 2022. The Company incurred $150,000 in expenses under this agreement for both the

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, amounts of $75,000 and $0, respectively, were accrued by the Company for expenses incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

On June 12, 2023, the Company entered into an unsecured promissory note with the Sponsor (the “Promissory Note”). The Promissory Note amount of $2,530,000 is related to the extension of the period of time available to the Company to consummate an initial Business Combination, see Note 1. The Promissory Note bears no interest and is due and payable upon the date on which the Company’s initial Business Combination is consummated. As of June 30, 2023, the total amount outstanding on the Promissory Note was $2,530,000.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 26,100,000 Class A ordinary shares issued and outstanding, including 25,300,000 Class A ordinary shares subject to possible redemption.

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2023 and December 31, 2022, there were 12,650,000 Public Warrants and 400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Public Warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial Business Combination or earlier upon the Company’s redemption or liquidation.

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

JUNE 30, 2023

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

THE GROWTH FOR GOOD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,981,806	$263,981,806	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$256,918,610	$256,918,610	$—	$—

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2023 and Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023, as well as the “Risk Factors” section set forth in our prospectus, filed with the SEC on August 2, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the registration statement on Form S-4, as amended (Registration Nos. 333-271195 and 333-266273) (the “Prospectus”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Notice of Failure to Satisfy a Continued Listing Rule or Standard

On June 13, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5452(b)(C), due to the Company’s failure to maintain the minimum of $1,000,000 in aggregate market value of its outstanding warrants. The Notice is a notification of deficiency, not of imminent delisting. On July 28, 2023, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

Combination Period Extension

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC, on June 9, 2023, the board of directors of the Company approved an extension of the period of time available to the Company to consummate an initial Business Combination by three months from June 14, 2023 to September 14, 2023. In connection with the extension, consistent with the Company’s Amended and Restated Memorandum of Association, the Company has deposited an aggregate amount of $2,530,000.00 into the Company’s Trust Account for the Company’s shareholders, representing $0.10 per public share.

For further information, please see the Company’s Current Report on Form 8-K as filed with the SEC on June 13, 2022, and Note 1 to unaudited condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from July 2, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

During the three months ended June 30, 2023, we had a net income of $2,079,835, which resulted from interest and dividend income from the investments held in Trust Account of $2,686,270, offset by operating costs of $606,435.

During the three months ended June 30, 2022, we had a net loss of $195,891, which resulted from operating costs of $416,221 and an unrealized loss on investments held in the Trust Account of $10,769, partially offset by interest and dividend income from the Trust Account of $231,099.

During the six months ended June 30, 2023, we had a net income of $1,967,643, which resulted from interest and dividend income from the investments held in Trust Account of $6,553,410, partially offset by unrealized loss on investments held in the Trust Account of $2,020,214 and operating costs of $2,565,553 as a result of legal fees incurred in connection to the Merger Agreement.

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

For the six months ended June 30, 2023, net cash used in operating activities was $739,297, which was due to interest and dividend income from the Trust Account of $6,553,410; partially offset by our net income of $1,967,643, an unrealized loss on investments held in the Trust Account of $2,020,214, and changes in working capital accounts of $1,826,256 as a result of legal fees incurred in connection to the Merger Agreement.

For the six months ended June 30, 2022, net cash used in operating activities was $474,931, which was due to our net loss of $566,466, an unrealized gain on investments held in the trust account of $5,056 and interest and dividend income from the trust account of $253,875; partially offset by changes in working capital accounts of $350,466.

For the six months ended June 30, 2023, net cash used in investing activities of $2,530,000 was comprised solely from proceeds from the promissory note - related party deposited into the Trust Account in connection with the extension of the Business Combination date.

For the six months ended June 30, 2022, there was no investing activity.

For the six months ended June 30, 2023, net cash provided by in financing activities of $2,530,000 was comprised solely from proceeds from the promissory note - related party.

For the six months ended June 30, 2022, net cash used in financing activities of $89,231 was comprised solely from payment of offering costs.

As of June 30, 2023 and December 31, 2022, we had investments held in the Trust Account of $263,981,806 and $256,918,610, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting fees, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $76,347 and $815,643, respectively held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $76,347 and $815,643 in cash held outside of the Trust Account and a working capital deficit of $4,460,080 and surplus of $635,473, respectively. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by September 14, 2023 (which period was extended from June 14, 2023 at the election of the Company, after satisfaction of certain conditions, including the deposit of a total of $2,530,000 ($0.10 per Unit) into the Trust Account) or any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the Public Warrants or rights included in the Units in our Initial Public Offering, and Private Placement Warrants to purchase an aggregate of 14,631,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023 and Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023, Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023 and the Prospectus filed with the SEC on August 2, 2023, except as described below. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. On June 13, 2023, we received the Notice from the Staff of Nasdaq indicating that we are not in compliance with Listing Rule 5452(b)(C), due to our failure to maintain the minimum of $1,000,000 in aggregate market value of our outstanding warrants. The Notice is a notification of deficiency, not of imminent delisting. On July 28, 2023, we submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Global Market listing requirements. If Nasdaq does not accept the our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum market value of our outstanding warrants, or that our securities will continue to be listed on Nasdaq.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A Ordinary Shares, rights and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(1)	Memorandum and Articles of Association.

3.2(2)	Amended and Restated Memorandum and Articles of Association.

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

Dated: August 10, 2023

	By:	/s/ Yana Watson Kakar
	Name:	Yana Watson Kakar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023

	By:	/s/ Rahul Kakar
	Name:	Rahul Kakar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)